Form 10-Q
period 1998-06-30
OMEGA WORLDWIDE INC
filed 1998-08-14
CIK 1051964

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           -------------------------

                                   FORM 10-Q
(MARK ONE)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998
                                       OR
[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM
------------ TO
------------
COMMISSION FILE NUMBER 000-23953

                             OMEGA WORLDWIDE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                    MARYLAND
                            (State of Incorporation)
                                   38-3382537
                      (I.R.S. Employer Identification No.)

                900 VICTORS WAY, SUITE 345, ANN ARBOR, MI 48108
                    (Address of principal executive offices)

                                 (734) 887-0300
                    (Telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes  X        No

----
----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 30, 1998

                          COMMON STOCK, $.10 PAR VALUE
                                    (Class)
                                   12,256,000
                               (Number of shares)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             OMEGA WORLDWIDE, INC.

                                   FORM 10-Q

                                 JUNE 30, 1998

                                     INDEX

                                                                               PAGE NO.
                                                                               --------
PART I         FINANCIAL INFORMATION
Item 1.        Financial Statements:
               Consolidated Balance Sheet
                 June 30, 1998 (unaudited).................................        2
               Consolidated Statement of Operations (unaudited) --
                 Period Ended June 30, 1998................................        3
               Consolidated Statement of Cash Flows (unaudited) --
                 Period Ended June 30, 1998................................        4
               Notes to Consolidated Financial Statements
                 June 30, 1998 (unaudited).................................        5
Item 2.        Management's Discussion and Analysis of Financial Condition
                 and Results of Operations.................................       11
PART II        OTHER INFORMATION
Item 5.        Other Information...........................................       13
Item 6.        Exhibits and Reports on Form 8-K............................       13

                        PART 1 -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             OMEGA WORLDWIDE, INC.

                           CONSOLIDATED BALANCE SHEET

                                 (IN THOUSANDS)

                                                                 JUNE 30,
                                                                   1998
                                                                 --------
                                                                (UNAUDITED)
ASSETS
Current Assets:
  Cash and short-term investments...........................      $ 8,381
  Restricted cash...........................................        9,330
  Secured loan to individual................................          817
  Other.....................................................           93
                                                                  -------
          Total current assets..............................       18,621
Land and Buildings subject to triple-net lease..............       27,778
Investments in and temporary advances to Principal
  Healthcare Finance Limited................................       39,748
Other assets................................................          178
                                                                  -------
                                                                   67,704
                                                                  -------
          Total Assets......................................      $86,325
                                                                  =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses.....................      $   894
  Accrued income taxes......................................          317
  Non-interest bearing deferred purchase obligation.........       27,778
                                                                  -------
       Total current liabilities............................       28,989
Shareholders' Equity:
  Preferred Stock $1.00 par value:
     Authorized 10,000 shares
       Outstanding 260 Class B shares at liquidation
      value.................................................        2,600
  Common stock $.10 par value
     Authorized 50,000 shares
       Outstanding 12,256 shares............................        1,225
  Additional paid-in capital................................       52,847
  Retained earnings.........................................          744
  Cumulative translation adjustments........................          (80)
                                                                  -------
          Total shareholders' equity........................       57,336
                                                                  -------
          Total Liabilities and Shareholders' Equity........      $86,325
                                                                  =======

                See notes to consolidated financial statements.

                             OMEGA WORLDWIDE, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                   UNAUDITED

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              PERIOD ENDED
                                                              JUNE 30, 1998
                                                              -------------
                                                                 NOTE A
                                                                 ------
Revenues
  Advisory fee -- Principal Healthcare Finance Limited......     $   811
  Interest:
     Principal Healthcare Finance Limited...................         788
     Short-term investments.................................         179
                                                                 -------
                                                                   1,778
Expenses
  Direct costs of services provided.........................         524
  Allocated expenses from Omega Healthcare Investors,
     Inc. ..................................................         151
  General and administrative................................         231
                                                                 -------
                                                                     906
                                                                 -------
Earnings before equity earnings and taxes...................         872
Equity in earnings of Principal Healthcare Finance
  Limited...................................................         168
                                                                 -------
Earnings before federal and foreign income taxes............       1,040
Provision for federal and foreign income taxes..............        (296)
                                                                 -------
Earnings before preferred stock dividends...................         744
Preferred stock dividends...................................         (52)
                                                                 -------
Net earnings available to common shareholders...............     $   692
                                                                 =======
Earnings per common share, Basic............................         $0.06
                                                                 =======
Earnings per common share, Diluted..........................       $0.06
                                                                 =======
Average Shares Outstanding, Basic...........................      12,256
                                                                 =======
Average Shares Outstanding, Diluted.........................      12,260
                                                                 =======
Other comprehensive income, net of taxes:
  Foreign currency translation adjustments..................     $    80
                                                                 =======

                See notes to consolidated financial statements.

                             OMEGA WORLDWIDE, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                   UNAUDITED

                                 (IN THOUSANDS)

                                                              PERIOD ENDED
                                                              JUNE 30, 1998
                                                              -------------
                                                                 NOTE A
                                                                 ------
Operating activities
  Net earnings..............................................    $    744
  Adjustment to reconcile net earnings to cash provided by
     operating activities:
     Equity earnings in Principal Healthcare Finance
      Limited...............................................        (168)
     Depreciation and other non-cash charges................          37
  Net change in operating assets and liabilities............         241
                                                                --------
Net cash provided by operating activities...................         854
Cash flows from financing activities
  Proceeds from issuance of common stock....................      27,375
  Cash in exchange of current liabilities assumed...........         837
                                                                --------
Net cash provided by financing activities...................      28,212
Cash flow from investing activities
  Investment in Principal Healthcare Finance Trust,
     including restricted cash..............................      (9,376)
  Advances to Principal Healthcare Finance Limited..........     (10,477)
  Placement of secured loan to individual...................        (817)
  Other.....................................................         (15)
                                                                --------
Net cash used in investing activities.......................     (20,685)
                                                                --------
Increase in cash and short-term investments.................    $  8,381
                                                                ========
Non-cash activity of the Company:
  Contribution by Omega Healthcare Investors, Inc.,
     excluding cash
     Investments............................................    $  5,296
     Notes receivable.......................................      23,805
     Other, net of current liabilities assumed..............        (686)
  Equity....................................................      29,252
Non-cash activity of Principal Healthcare Finance Trust:
  Investment in real estate.................................    $ 27,778
  Non-interest bearing deferred purchase obligation.........      27,778

                See notes to consolidated financial statements.

                             OMEGA WORLDWIDE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

                                 JUNE 30, 1998

NOTE A -- BASIS OF PRESENTATION

     Omega Worldwide, Inc. (the Company) was formed on November 13, 1997 in connection with an anticipated spin off to shareholders of Omega Healthcare Investors, Inc. (Omega). The Company was created to provide the investment advisory and management services previously provided by Omega, to hold equity and debt interests in companies engaged in providing sale/leaseback financing, and to provide other capital financing to healthcare providers throughout the world. The unaudited consolidated financial statements do not contain comparisons to prior periods as the Company did not commence operations or possess the investment in Principal Healthcare Finance Limited (Principal) until the contribution by Omega as of April 2, 1998 as described in Note B. There are no differences in the Company's results of operations between the three-month period ended June 30, 1998 and the period from the date of incorporation to June 30, 1998. Additionally, except for $1,000 invested by Omega at the date of formation, there was no difference between cash flows from the three-month period ended June 30, 1998 and the period from the date of incorporation.

     The accompanying consolidated financial statements are unaudited. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending September 30, 1998.

NOTE B -- ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

     On April 2, 1998, Omega contributed substantially all of its investment in Principal to the Company. Assets contributed by Omega included a $23,805,000 subordinated loan to Principal and common stock of Principal with a carrying value of $5,296,612. The interest rate on the subordinated loan was 11.83% at June 30, 1998. The common stock investment represents 33.375% of the outstanding voting stock of Principal. Omega also assigned to the Company its interest in a management agreement with Principal in which the Company receives an annual fee of .9% of Principal's assets for providing certain advisory services. In exchange for the assets contributed, Omega received 8,500,000 fully paid shares of Omega Worldwide Common Stock and 260,000 shares of Class B preferred stock.

     The Company also received warrants to purchase 10,000,000 ordinary shares of Principal expiring June 30, 2001 at an exercise price of L1.50 (approximately $2.40) per share and 554,583 ordinary shares of Principal expiring December 31, 2000 at an exercise price of L1.00 (approximately $1.60) per share. As to the warrants which expire in December, 2000, no value was assigned at the date of issuance because the underlying securities were issued at their fair value at that date. As to the warrants which expire in June, 2001 the coupon rate for the subordinated debt was the prevailing market rate on the date of the loan, and therefore the face amount of the subordinated loans approximated its fair value on the date of issuance. In addition, the exercise price on these warrants significantly exceeded the fair value of the stock on the date of issuance since the warrants enabled the purchase of shares at L1.50, while the current value of the shares at that time was approximately L1.00. Based on these factors at the date of the loan, no value was ascribed to the warrants when they were issued.

     On April 2, 1998, the Company's registration statement became effective and it offered 3,750,000 shares at $7.50 per share. The Company received gross proceeds of $28,125,000 prior to issuance costs of $750,000. Shares offered included 500,000 shares in a primary offering, 2,250,000 shares in a rights offering, in which rights were exercisable for an aggregate of 2,250,000 shares, and 1,000,000 shares were issued to underwriters of the rights offering.

CASH AND SHORT-TERM INVESTMENTS

     Short-term investments consist of highly liquid investments with a maturity date of three months or less when purchased. These investments are stated at cost which approximates fair value.

ACCOUNTING ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of intercompany accounts and transactions. As disclosed in Note C, the Company acquired an Australian property trust on June 19, 1998. Information for the trust generally will be consolidated on a one-month lag basis. However, the consolidated balance sheet at June 30, 1998 reflects the effect of the transaction executed by the property trust on June 19, 1998. The statement of operations for the three months ended June 30, 1998 does not include activity of the trust as the trust's operations are not material for the period from June 19 to June 30, 1998.

NOTE C -- ACQUISITION OF ASSISTED LIVING UNIT TRUST

     On June 19, 1998 the Company acquired Assisted Living Unit Trust, an Australian property trust that owns nursing homes, for an equity investment of approximately $3 million. Concurrent with the acquisition, the Assisted Living Unit Trust's name was changed to Principal Healthcare Finance Trust (the Trust). The Trust has acquired certain assets which requires a deferred purchase payment of $30 million in June 1999. Such assets and related deferred purchase obligation have been recorded at $27 million by the Trust to reflect interest at 8% over the period of the deferred payment. Additionally, $9,330,000 has been provided in cash collateral to secure a $30 million letter of credit obtained by the Trust to provide funding for such payment. The cash collateral is classified as restricted cash.

     The Company currently has a 100% ownership in the Trust, but intends to hold a minority interest on or before the Company's September 30, 1998 fiscal year end. Under generally accepted accounting principals, consolidation of majority owned enterprises is required even when control will be temporary. The following pro forma statement of operations for the three months and nine months ended June 30, 1998 recognize activity of the Trust on a consolidated basis as if the transaction occurred on October 1, 1997.

                                                                 PRO FORMA             PRO FORMA
                                                             THREE MONTHS ENDED    NINE MONTHS ENDED
                                                               JUNE 30, 1998         JUNE 30, 1998
                                                             ------------------    -----------------
Revenues
  Rent income........................................   (A)      $  981,250           $2,943,750
  Advisory Fees......................................   (B)         811,304            2,359,314
  Interest - Subordinated Loan.......................   (C)         723,109            2,211,214
  Interest on temporary advances to Principal
     Healthcare Finance Limited......................   (D)          64,391               64,391
  Interest on short-term investments.................               179,408              786,033
                                                                 ----------           ----------
     Total Revenues..................................             2,759,462            8,364,702
Expenses
  Imputed interest...................................   (A)         555,750            1,667,250
  Depreciation.......................................   (A)         159,250              477,750
  Costs of Services Provided - Omega (UK)............   (E)         523,902            1,348,839
  Allocated expenses from Omega Healthcare Investors,
     Inc. ...........................................   (F)         151,454              498,845
  Direct General and Administrative..................               231,362              663,362
                                                                 ----------           ----------
     Total Expenses..................................             1,621,718            4,656,046
                                                                 ----------           ----------
                                                                  1,137,744            3,708,656
Equity in income of Principal Healthcare Finance
  Limited............................................   (G)         168,788              457,802
                                                                 ----------           ----------
Income before income taxes...........................             1,306,532            4,166,458
Provision for income taxes...........................   (H)        (392,158)          (1,276,918)
                                                                 ----------           ----------
Net income before preferred stock dividends..........            $  914,374           $2,889,540
Preferred stock dividends............................               (52,000)            (156,000)
                                                                 ----------           ----------
Net income applicable to common stock................            $  862,374           $2,733,540
                                                                 ==========           ==========
Average Shares Outstanding - Basic...................            12,256,000           12,256,000
Average Shares Outstanding - Diluted.................            12,260,174           12,260,174
Net income per share - Basic.........................                  0.07                 0.22
Net income per share - Diluted.......................                  0.07                 0.22

-------------------------
(A) Represents the activity of the Trust from inception of the lease. The 30 year triple-net lease provides for an option to purchase by the Tenant at the end of 14 years. Initial rent payments of $3,000,000 commence on or about July 1, 1999, with minimum increases of 2% commencing on the first anniversary of payment. The purchase option is generally at fair market value determined by a formula tied to a multiple of annual rent. Imputed interest is recognized at 8%. Depreciation of buildings and equipment is recognized over 40 to 50 year periods. The Trust's activities have been consolidated with the Company as the Company presently has a 100% voting interest in the Trust. The Trust is seeking other investors to reduce the Company's interest in the Trust to 50% or less, at which time earnings from the investment will be accounted for using the equity method.

(B) Represents fees pursuant to Management Agreement at .9% of the Aggregate Book Value of invested assets.

(C) Represents interest income on the subordinated loan to Principal which currently bears interest at 11.83%.

(D) Represents interest income on temporary loans to Principal at 9.25% interest. Outstanding loan balance to Principal at June 30, 1998 is approximately $10.5 million.

(E) Pro forma amounts represent historical costs of services provided by Omega
    (UK) Limited. Omega (UK) Limited is the primary service provider for activities related to Principal. The reported amounts represent direct costs incurred in the delivery of the services for which fee income has been recognized.

Estimated Costs of Services Provided and other indirect costs of the service provider in Australia are expected to approximate $450,000. This amount is not factually supportable and it is presently not determinable when expenses will be incurred or what the related level of investment activity will be when expenses are incurred. Management believes the majority of such expenses will pertain to the placement of additional investments in Australia, and therefore such expenses have been omitted from the equity in income of the Trust.

(F) Comprises allocated share of costs of Omega pursuant to the provisions of a Services Agreement between Omega and the Company. Indirect costs incurred by Omega are allocated based upon the relationship of assets under the Company's management to the combined total of those assets and Omega's assets.

(G) Represents the Company's share (33.375%) of Principal's net income from operations, less amortization of approximately $19,000 and $56,000 for the three months and nine months ended May 31, 1998, respectively, related to the excess of the carrying value of its investment over its proportionate share of Principal's underlying equity. The carrying value of the investment in common stock of Principal exceeds the Company's proportionate share of Principal's equity by approximately $750,000. The Company will amortize this amount over a period of 10 years. Principal has a fiscal year end of August 31, therefore the equity in earnings of Principal is recognized on a one-month lag basis.

    Prior to April 2, 1998 (the date of the Initial Public Offering), Principal recognized an extraordinary loss resulting from early extinguishment of debt and a non-recurring gain from the sale of a 60.1% interest in Baneberry Healthcare Limited. The pro forma equity in earnings of Principal excludes these amounts as they occurred prior to the Company's ownership of Principal.

(H) There are no corporate income taxes in the State of Michigan; there is, however, a Single Business Tax which is provided for in Direct General and Administrative expense. Tax provisions for Principal is classified as equity in earnings.

NOTE D -- PRINCIPAL HEALTHCARE FINANCE LIMITED SUMMARIZED INFORMATION

     Principal has a fiscal year end of August 31, and the Company recognizes its share of Principal's earnings on a one-month lag basis. The following reflects summarized unaudited operations of Principal for the three months ended May 31, 1998 (in thousands):

Revenues:
  Rent Income.............................................  $12,584
  Interest Income.........................................    1,313
  Miscellaneous Income....................................       64
                                                            -------
     Total Revenues.......................................            $ 13,961
Costs and Expenses:
  Interest................................................   (9,426)
  Depreciation and amortization...........................   (1,869)
  General and Administrative..............................   (1,395)
                                                            -------
     Total Expenses.......................................             (12,690)
                                                                      --------
Income from operations before income taxes................               1,271
Provision for income taxes................................                (710)
                                                                      --------
Net income from operations................................            $    561
                                                                      ========

     The effective tax rate differs from the U.S. tax rate primarily because the provision for depreciation and amortization is not deductible for tax purposes in the U.K. The Company's share (at 33.375%) of earnings for the quarter ended May 31, 1998 is approximately $187,000. Additionally, the Company has recorded a charge against earnings for approximately $19,000, representing amortization over a ten-year period of the excess of the Company's investment in Principal over its proportionate share of Principal's underlying equity.

NOTE E -- INCOME TAXES

     Income tax expense differs from the amounts computed by applying the U.S. federal income tax rate of 34 percent to earnings before taxes as follows (in thousands):

Computed expected tax expense...............................    $353
Tax benefit of foreign tax rate differential and credits....     (57)
                                                                ----
     Total..................................................    $296
                                                                ====

     The equity in earnings of Principal results in a temporary difference in the carrying amount of the investment for financial reporting and income tax purposes. No deferred tax liability has been recorded with respect to this difference because of the related foreign tax credits.

NOTE F -- SECURED LOAN TO INDIVIDUAL

     On May 28, 1998, the Company loaned $817,500 to an individual secured by the individual's interest in a United Kingdom aged care operating company. The operating company is a tenant of Principal. Interest at 10.5% and principal were due on June 30, 1998. The Company has not declared a default and is pursuing collection or extension of the note.

NOTE G -- SHAREHOLDERS' EQUITY

     As of April 2, 1998, the Company issued 260,000 shares of 8% Series B Cumulative Preferred Stock ("Preferred Stock") at $1 par value per share to Omega in connection with the terms of the contribution agreement. Each share of Series B Preferred converts to one share of Omega Worldwide Common Stock immediately after Omega makes a distribution of the Series B Preferred to its shareholders or otherwise transfers the shares to any unaffiliated third party. Dividends on the Preferred Stock are payable annually based on a liquidation value of $10 per share.

     As of April 3, 1998, the Compensation Committee of the Board of Directors of the Company granted options of 503,000 shares at an option price of $7.50. Since April 3, additional grants of 30,500 shares were made at prices ranging from $8.37 to $9.12.

NOTE H -- NET EARNINGS PER SHARE

     Net earnings per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share amounts reflect the dilutive effect of stock options (4,174 shares at June 30, 1998). The assumed conversion of shares of preferred stock currently is anti-dilutive.

NOTE I -- TRANSACTIONS WITH AFFILIATES

     Pursuant to the provisions of a Services Agreement between Omega and the Company, indirect costs incurred by Omega, including compensation of shared executive officers and relations support personnel, and costs incurred by Omega for rent, insurance, telephone, utilities, supplies, maintenance and travel, are allocated to the Company based upon the relationship of assets under the Company's management to the combined total of those assets and Omega's assets. Assets and costs in the formula are on a one-quarter lag basis. Such allocations are based on estimates and formulas which management believes to be reasonable. Allocated expenses for the three-month period ended June 30, 1998 were approximately $151,000 and the allocation for the three-month period ended September 30, 1998 will be $152,000. The Company's committee of independent directors has approved these allocations.

     Temporary advances to Principal in the amount of $10,477,143 are outstanding at June 30, 1998. Interest at 9.25% is paid on a monthly basis. Included in interest income at June 30, 1998 is $64,391 related to advances to Principal.

NOTE J -- SUBSEQUENT EVENTS

     In July 1998, the Company acquired 248,750 shares representing 19.9% of the shares of Baneberry Healthcare Limited (a United Kingdom Company) from Principal for $1,044,000. Baneberry is a private operator of nursing homes in Northern Ireland and England. The Company also acquired 56,940 shares representing 47% of the shares in Essex Healthcare Corporation (a Delaware Corporation) for $500,000. Essex is an Atlanta-based private operator of skilled nursing facilities. Both acquisitions will be accounted for using the equity method.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     "Safe Harbor" Statements Under the United States Private Securities Litigation Reform Act of 1995. Statements contained in this document that are not based on historical fact are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements regarding the Company's future development activities, the future condition and expansion of the Company's markets, the Company's ability to meet its liquidity requirements and the Company's growth strategies, as well as other statements which may be identified by the use of forward-looking terminology such as "may," "will," "expect," "estimate," "anticipate," "continue," or similar terms, variations of those terms or the negative of those terms. Statements that are not historical facts contained in Management's Discussion and Analysis are forward-looking statements that involve risks and uncertainties that could cause actual results to differ from projected results. Some of the factors that could cause actual results to differ materially include: The financial strength of operators of facilities owned by companies in which the Company invests as it affects their continuing ability to meet obligations; the effects of changes in the reimbursement levels under the government-sponsored reimbursement programs; operators' continued eligibility to participate in the programs; the effects of changes in reimbursement by insured companies and other third party payors on operators; the availability and cost of capital; the strength and financial resources of competitors; and the Company's ability to make additional investments at attractive yields.

     Following is a discussion of the consolidated financial condition and results of operations of the Company, which should be read in conjunction with the unaudited consolidated financial statements and accompanying notes.

RESULTS OF OPERATIONS

     Revenues for the three-month period ended June 30, 1998 totaled $1.7 million. Revenues consist of advisory fee income from and interest on subordinated loan and temporary advances to Principal, as well as interest on short-term investments.

     Expenses for the three-month period ended June 30, 1998 totaled approximately $906,000 and represented approximately 51% of total revenues. Direct costs of services provided totaled $531,000, representing 59% of total expenses and 65% of advisory fee income for the three-month period.

LIQUIDITY AND CAPITAL RESOURCES

     In April, 1998, the Company received $28,125,000 in gross proceeds from the sale of 3,750,000 shares of common stock. The Company may, in its discretion, make additional investments in Principal, the Trust and other companies formed to acquire healthcare facilities. The Company's decisions with respect to whether to invest will be based on the capital resources available to the Company at the time. To the extent funds are not available from retained earnings to fund operations of the Company, the Company from time to time intends to raise additional capital from the public markets.

     The Company has two forward contracts to hedge currency risks associated with investments in Principal and the Trust. Pursuant to a ten-year British pound currency swap agreement, the Company will have the right to exchange L20,000,000 (approximately $32,000,000) for $31,740,000 on October 15, 2007.
Also, a five-year forward contract to sell A$15,000,000 at the rate of US$.6220 was entered into on June 30, 1998. The swap contracts are solely to reduce the effect on the Company of fluctuations in currency exchange rates and the Company may enter into additional hedge transactions with respect to revenues from operations received in pounds Sterling and Australian dollars. Foreign exchange contracts mitigate the risk of currency movements because any gain or loss on the contract offsets any losses or gains, respectively, on the investments in Principal and the Trust.

     The Company presently has no external sources of financing. The Company is not aware of any known trends or uncertainties which have had or which may reasonably be expected to have material impact, favorable or unfavorable, on revenues or income from the operations of its business.

     As of the date of this Form 10-Q, the Company has no commitments to purchase any assets but may, in its discretion, make additional investments to maintain its current ownership interest in Principal. The purchase of additional investments will be contingent upon securing adequate funding on terms acceptable to the Company. The Company does not anticipate any material unfavorable trends in either capital resources or the outlook for long-term cash generation, nor does it presently expect any material changes in the availability and relative cost of such resources.

     The Company continually seeks new investments in companies engaged in providing sale/leaseback and to provide other capital financing to healthcare service providers with the objective of profitable growth and diversification of its investments. Permanent financing for future investments is expected to be provided through a combination of both private placement and public offerings of debt and/or equity securities. Management believes the Company's liquidity and various expected sources of available capital are adequate to finance operations, fund future investments, and meet future debt service requirements.

YEAR 2000 IMPLICATIONS

     The Company has assessed its current computer software for proper functioning with respect to dates in the year 2000 and thereafter. The year 2000 issue and related costs are not expected to have a material impact on the operations of the Company.

PART II -- OTHER INFORMATION

ITEM 5. OTHER INFORMATION

     A special meeting of the Board of Directors was held on July 7, 1998 at which Anil Gupta and Jacques Aigrain were appointed directors of the Company. Mr. Gupta was appointed a member of the Audit Committee and has a term ending at the Annual Shareholders Meeting at which Directors are elected in 2000. Mr. Aigrain was appointed a member of the Compensation Committee with a term ending at the Annual Shareholders Meeting at which Directors are elected in 2001.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (A) EXHIBITS - THE FOLLOWING EXHIBITS ARE FILED HEREWITH:

      EXHIBIT                            DESCRIPTION
      -------                            -----------
        27       Financial Data Schedule

  (B) REPORTS ON FORM 8-K:

     The following reports on Form 8-K were filed since April 2, 1998:

          Current report on Form 8-K dated June 19, 1998 with the following exhibits:

           Mortgage of Deposit
           Bill Facility Agreement
           Deed of Guarantee and Indemnity
           Redemption and Subscription Agreement
           Relationship Agreement
           Deed of Mortgage
           Annexure B to Mortgage
           Capital Contribution Agreement
           NSW Lease
           Lease Guarantee
           Indemnity Deed
           Procurement Agreement
           Mortgage of Shares
           Mortgage of Units

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             OMEGA WORLDWIDE, INC.
                                   Registrant

                                                            By: /s/ESSEL W. BAILEY, JR.
                                                            -----------------------------------------------------
                                                                Essel W. Bailey, Jr.
Date: August 14, 1998                                           President and Chief Executive Officer

                                                            By: /s/DAVID A. STOVER
                                                            -----------------------------------------------------
                                                                David A. Stover
Date: August 14, 1998                                           Chief Financial Officer

                                Exhibit Index
                                -------------



Exhibit No.                     Description
-----------                     -----------
     27                         Financial Data Schedule
