Form 10-K
period 1998-09-30
OMEGA WORLDWIDE INC
filed 1998-12-29
CIK 1051964

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended September 30, 1998

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                               to
                        Commission file number 000-23953

                              OMEGA WORLDWIDE, INC.
             (Exact name of Registrant as specified in its charter)

                Maryland                                38-3382537
     (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)

       900 Victors Way, Suite 345                          48108
           Ann Arbor, Michigan                          (Zip Code)
(Address of Principal Executive Offices)

        Registrant's telephone number, including area code: 734-887-0300

          Securities Registered Pursuant to Section 12 (b) of the Act:


Common Stock, $.10 Par Value


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.     Yes    [X]       No        [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   [ ]

         The aggregate market value of the voting stock of the registrant held by non-affiliates was $43,388,132 based on the $4.125 closing price per share for such stock on the NASDAQ National Market on December 16, 1998.

         As of December 16, 1998, there were 12,258,000 shares outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Proxy Statement for its Annual Meeting of Shareholders which will be filed with the Commission on or about January 28, 1999, are incorporated herein by reference as indicated herein.


================================================================================

                                     PART I


ITEM 1 - BUSINESS OF THE COMPANY

The business of the Company is to provide asset management services and management advisory services to firms providing financing to providers of healthcare services, particularly healthcare services to the elderly. The Company has established financing activities in the United Kingdom and the Commonwealth of Australia.

The Company often provides seed equity and debt capital to enable the establishment of operating or financing firms, in the latter instance identifying high quality management personnel and providing financial support to such companies. The intent of the Company is to invest in less than majority equity positions in such firms, to provide continuing support while such firms are not public, and to secure local capital as the major source of the growth capital for expansion and development of such firms. The result is to enable such firms to access capital markets in the locales in which services are provided.

It is the intent of the Company to develop a significant international presence in healthcare services to the elderly, both in finance and operations, and to undertake within the United States operation or real estate activities of a sort not possible for a healthcare REIT. The Company was established by and shares certain management personnel with, Omega Healthcare Investors, Inc. ("Omega"), a publicly traded REIT, which owns and finances healthcare operating facilities in the United States.

The Company was established in November 1997 and began initial operation as a separate entity on April 2, 1998, when Omega distributed shares of the Company's common stock to Omega's existing shareholders. At the same time, the Company undertook a primary offering and Omega undertook a secondary offering of shares of the Company's common stock. Omega distributed 5.2 million shares, sold 2.8 million shares (of which 500,000 shares were sold for the account of the Company) and retained approximately 9.9% of the common shares, together with 260,000 preferred shares, in exchange for the contribution to the Company of the following assets:

(a) 33.375% of the ordinary shares in Principal Healthcare Finance Limited, ("Principal"), a Jersey corporation which is engaged in investing in long-term care facilities in the United Kingdom;

(b)      Warrants to purchase 10,256,000 shares of Principal;

(c) A subordinated debt note of Principal in the amount of (pound)15 million; and

(d) Miscellaneous other net assets stated at a net carrying amount of $150,000.

Principal is, as of the date of this report, the owner of 176 long-term care facilities, primarily purpose-built nursing homes, subject to long-term, triple-net leases to 11 operating companies in the UK. Principal's revenues for the year ending August 31, 1998, totaled $51,042,000 and its net earnings totaled $2,122,000. Principal has employed fixed-rate financing in which it attempts to match the term of assets and liabilities. Its rental agreements provide annual increases in rentals in 30-year terms, generally in accordance with the British consumer price index. Principal has financed its activities through the issuance of long-term, fixed-rate securitized debt. Its initial securitization was issued in December 1997 in the amount of (pound)150 million, repayable in the years 2027 and 2029, consistent with the term of the leases with respect to the facilities financed.

In June 1998, the Company acquired 100% of the units of Assisted Living Unit Trust from FAI Insurances Limited, a life and health insurer in Australia, and its subsidiary, Premier Care Australia (Holdings) Pty Limited, and changed the name of the Trust to Principal Healthcare Finance Trust ("the Trust"). The Trust is an Australian Unit Trust which owned, as of the date of acquisition by the Company, ten long-term nursing homes and 480 assisted living units in New South Wales. The A$50 million (approximately $30 million)purchase price payable by the Company is due June 30, 1999. The Company deposited a Banker's Bill (Letter of Credit) in support of the Trust's obligation to deliver funds on June 30, 1999. The Trust also deposited A$10 million as security for the performance of the Trust's obligations and the Trust granted to a bank, mortgage liens with respect to all of the assets owned by the Trust.

The Trust net leased its assets to an affiliate of Moran Health Care Group Pty Limited ("Moran"), the largest operator of long-term care and assisted living facilities in Australia, for an initial term of 30 years.

On November 12, 1998, the Trust completed the first phase of a three-part purchase and leaseback transaction, also with Moran, which encompasses 30 long-term care facilities in Victoria, New South Wales and Western Australia. In phase one of the transaction, an affiliate of Moran sold 25 homes to the Trust for A$80 million and immediately leased them back for an initial 30-year term. Simultaneously, phase two of the agreement calls for the Trust to acquire, upon completion and rent-up to stabilized occupancy, five additional Victoria facilities from an affiliate of Moran for an aggregate purchase price of A$20 million. Phase three involves the advance by the Trust of an additional A$25 million to enable refurbishing and renovation of such of the initial facilities as is necessary over a five-year period. The advance of funds in excess of A$90 million is subject to the tenant achieving special performance standards and operating profitability (rent coverage) over the period of the commitment, which expires in October 2003. The Trust has financed its purchase and leaseback through credit facilities with a local bank.

The Trust's credit facilities with a local bank have an initial term of one year, provide exclusive rights for the bank to provide certain additional long-term finance and contemplate the establishment of a typical revolving credit facility to make temporary acquisition of investments in Australia, pending refinance through securitization or otherwise.

The Company acquired, in connection with its initial establishment, an interest in Essex Healthcare Corporation ("Essex") and an affiliate, Atrium Living Centers, Inc. In August 1998, the Company invested an additional $500,000, increasing its equity interest in Essex to 47%. Essex is an operator of 13 long-term care facilities containing 1,400 beds in Ohio, which are leased from independent third parties.

In August 1998, the Company acquired from a subsidiary of Principal for (pound)640,000 a 19.9% interest in Moran Healthcare (UK) Limited ("Moran UK"), the sole shareholder of Baneberry Healthcare, ("Baneberry"), a UK operating company engaged in the business of providing healthcare services in Northern Ireland and England. Baneberry was previously financed by Principal. Moran (UK) is an affiliate of Moran, the operator of the long-term care facilities in Australia that are owned by the Trust.

Employees

At December 15, the Company employed nine persons in its operating office in London, England, one person in its operating office in Sydney, Australia and thirty persons as shared employees with Omega at the Company's executive offices in Ann Arbor, Michigan.

The Opportunity Agreement

The Company and Omega have entered into the Opportunity Agreement to provide each other with rights to participate in certain transactions and make certain investments. The Opportunity Agreement provides, subject to certain terms, that, regardless of whether the following kinds of investments (each a "Worldwide Opportunity") first come to the attention of the Company or Omega, the Company will have the right to: (a) provide advisory services and/or management services to any healthcare investors, wherever located; (b) acquire or make debt and/or equity investments (through a joint venture or otherwise) in any healthcare investor or in healthcare real estate-related assets outside the United States;
(c) make investments in any entity conducting healthcare operations; and (d) make any other real estate, finance or other investments not customarily undertaken by a qualified REIT. However, Omega will have the right, regardless of whether the following kinds of investments (each a "REIT Opportunity") first come to the attention of the Company or Omega, to: make any investment within the United States (a) in real estate, real estate mortgages, real estate derivatives or entities that invest exclusively in or have a substantial portion of their assets in any of the foregoing, so long as Omega's REIT status would not be jeopardized by the investment; and (b) that, if made by a REIT, would not result in the termination of the REIT's status as a REIT under Sections 856 through 860 of the Internal Revenue Code ("Code"). If the Company declines to pursue a Worldwide Opportunity, it must offer that opportunity to Omega, and if Omega declines to pursue a REIT Opportunity, it must offer that opportunity to the Company. Each of the Company and Omega may participate, in its discretion, in any REIT Opportunity or Worldwide Opportunity that the other requests be pursued jointly. The terms upon which each of the Company and Omega may elect to participate in such an opportunity will be negotiated in good faith and must be mutually acceptable to the respective boards of directors of the Company and Omega, with the affirmative votes of the independent directors of the respective boards of directors of the Company and Omega. Each of the Company and Omega, in its sole discretion, will make all decisions as to whether to pursue transactions or investments. The determination by each of the Company and Omega as to whether to pursue an investment or transaction individually shall be made by the affirmative votes of the independent director(s) of the board of directors of the Company or Omega. Each of Omega and the Company has agreed to notify the other of, and make available to the other, investment opportunities developed by such party or of which such party becomes aware but is unable or unwilling to pursue. The Opportunity Agreement has a term of ten years and automatically renews for successive five-year terms unless terminated. In that connection, the Company has offered to Omega the opportunity to acquire up to 9.9% of the common shares of the Trust.

Omega and the Company have entered into a Services Agreement pursuant to which Omega provides shared management and other employees, office space and administrative services to the Company. The Company reimburses Omega quarterly for a portion of Omega's overhead expenses such as rent, compensation and utilities, based on a formula determined by dividing the value of the assets managed by the Company at the end of each fiscal quarter by the sum of the value of the assets of Omega and assets managed by the Company at the end of each fiscal quarter.

Investment Objectives

The investment objectives of the Company are:

1. To extend its franchise value by providing and financing long-term care services to the elderly.

2. To expand its asset management business by establishing new financing entities and establishing relationships with strong operating companies to extend and expand assets under management.

3. To expand the Company's ability to provide financial capital to develop, expand and consolidate nursing home operating companies, primarily outside the United States.

4. To grow the capital value of the Company through prudent use of leverage, extension of its franchise value and the application of the intellectual capital of the Company to investment opportunities in Europe, Australia, Asia and the United States.

There is no expectation or intent in the near-term to pay a dividend on common stock.

Financial information about foreign and domestic operations.

The information required by this item is incorporated herein by reference to the "Business Segment Information" footnote on page F-13 of the Company's financial statements.

Regulation of the Healthcare Industry

The Company will invest in entities which own healthcare facilities principally outside of the United States. Accordingly, the Company does not intend to diversify its investments to reduce the risks associated with investment in the healthcare industry. Future investments by the Company may be on terms or conditions less favorable than the terms applicable to the

Company's initial investments. The operation of healthcare facilities is subject to substantial regulation. In addition to other laws and regulations with which the Company will be required to comply, the Company will be subject to laws that govern financial arrangements between healthcare providers. Any failure to comply with these laws or regulations could have an adverse effect on the operations of the Company.

Healthcare is an area of extensive governmental regulation and frequent regulatory change. The lessees and mortgagors of Principal, the Trust or similar companies in which the Company invests are and will continue to be subject to extensive regulation. Changes in laws or regulations or new interpretations of existing laws or regulations can have a dramatic effect on the healthcare industry with respect to methods of doing business, costs of doing business and revenues. Principal and the Trust are attempting to develop and market a method of financing for healthcare properties which is not, at present, widely accepted in the United Kingdom, Australia or elsewhere, and the business of the Company may not develop and grow as the Company anticipates.

The operating results of the healthcare facilities underlying the investments of Principal, the Trust and similar companies in which the Company invests will depend on various factors over which the Company will have no control and which may affect the present or future cash flows of the Company. Those factors include, without limitation, general economic conditions, changes in supply of, or demand for, competing long-term healthcare facilities, changes in occupancy levels, the ability of the lessees and mortgagors of Principal, the Trust and similar companies in which the Company invests through rate increases or otherwise to absorb increases in operating expenses, changes in governmental regulations and changes in planning (zoning) regulations.

A significant portion of the revenues of the lessees of Principal, the Trust and similar companies in which the Company invests will be dependent upon payments from third party payors, including private insurers and local and national governments. The levels of revenues and profitability of such lessees and mortgagors may be affected by the continuing efforts of third party payors to contain or reduce the cost of healthcare. Medical advances and changes in the method of providing long-term healthcare services may significantly change the healthcare needs of the elderly and thereby reduce the demand for long-term healthcare facilities. Likewise, such advances and changes may make obsolete the healthcare properties owned or financed by Principal, the Trust and similar companies in which the Company invests.

Although Principal plans to increase rapidly the number of healthcare operators it finances, currently over 50% of Principal's rents are derived from rent payments received from Tamaris PLC and Ashbourne Healthcare PLC. The Trust also plans to increase the number of healthcare operators it finances, but presently all of its assets are operated by and leased to affiliates of Moran. Thus, the results of operations and financial condition of Principal and the Trust will be dependent upon the ability of these tenants to meet their obligations under their agreements with Principal and the Trust.

Healthcare services, particularly those for the elderly outside the United States, often have been provided by government or by not-for-profit organizations, and the ability of the Company to extend its financing and investment activities is premised upon additional changes in the way in which healthcare services for the elderly will be provided in such countries as the Company may invest. While the United Kingdom and the Commonwealth of Australia have been advanced in permitting and encouraging the private for-profit sector to develop healthcare services, there is no assurance that such encouragement and permission will be available in other countries in which the Company may desire to invest.

No assurance can be given that a lessee will exercise any option to renew its lease upon the expiration of its term. In such an instance, the Company may not be able to locate a qualified purchaser or qualified replacement tenant for the healthcare properties in question, and as a result it would lose a source of revenue while remaining responsible for payment of its obligations incurred in financing such properties.

Directors and Executive Officers of Omega Worldwide

Set forth below is information regarding (i) current directors of the Company, who will serve until the next annual meeting of shareholders or until their successors are elected, and (ii) the current executive officers of the Company, who are elected to serve at the discretion of the Board of Directors.

                                                      TERM
                  NAME                               EXPIRES    AGE   POSITION
                  ----                               -------    ---   --------
                  Jacques Aigrain............         2001      44    Director
                  Essel W. Bailey, Jr........         1999      54    Director, President and Chief Executive Officer
                  James E. Eden..............         2000      61    Director
                  James P. Flaherty..........                   51    Chief Operating Officer
                  Thomas F. Franke...........         2001      69    Director
                  Anil Gupta.................         2000      49    Director
                  F. Scott Kellman...........                   42    Vice President
                  Harold J. Kloosterman......         1999      56    Director
                  Bernard J. Korman..........         2000      67    Director
                  Susan A. Kovach............                   38    Vice President, General Counsel and Secretary
                  Edward Lowenthal...........         2001      54    Director
                  Robert L. Parker...........         1999      64    Chairman of the Board of Directors
                  David A. Stover............                   53    Vice President and Chief Financial Officer


Jacques Aigrain, has been employed by J.P. Morgan and Company for 14 years. Mr. Aigrain is a managing director of J.P. Morgan and Company, and joined the firm's Investment Banking Committee in July 1998 and was also made co-head of Global Mergers and Acquisitions, working from New York and London. For the previous two years, Mr. Aigrain headed Morgan's Paris office, and from 1991 through 1996 served in the London office, where he was responsible for transactions in the healthcare and chemical industries. Mr. Aigrain became a director of the Company on July 7, 1998 and holds a Ph.D. in Economics from the Sorbonne in Paris.

Mr. Bailey has been Chief Executive Officer of the Company since April 1998, as well as a Director, since its formation in November 1997. Mr. Bailey also has served as President and Chief Executive Officer of Omega, as well as a Director of Omega, since its formation in 1992, and he has served as Chairman of the Board of Directors of Omega since 1995. Prior to forming

Omega, he was a Managing Director of Omega Capital, a healthcare investment partnership, from 1986 to 1992. Mr. Bailey was formerly a Director of Evergreen Healthcare, Inc., which was a NYSE listed company engaged in the operation of long-term healthcare facilities, and of Vitalink Pharmacy Services, Inc., a NYSE listed company, and the operator of institutional pharmacies serving the long-term care industry in the United States. Mr. Bailey currently serves as Managing Director of Principal and of Principal Trust.

Mr. Eden has been a Director of the Company since April 1998. He is President and principal owner of Eden & Associates, Inc., which provides consulting services to the senior living and long-term care industries. He is also President and principal owner of Senior Living Properties, LLC, and serves as Chairman and Chief Executive Officer of Oakwood Living Centers, Inc., which owns and operates 7 nursing homes in Massachusetts and Virginia. From 1976 to 1992, he held various positions in healthcare at Marriott Corporation ultimately as Executive Vice President and General Manager of its Senior Living Services Division. Mr. Eden is also a director of Omega, the Alliance for Aging Research and United Vanguard Homes.

Mr. Flaherty joined Omega in 1996 and was appointed Vice President-International of Omega and Chief Executive of Omega (UK) Limited in January 1997. Mr. Flaherty was appointed Chief Operating Officer of the Company in April 1998. Before he joined Omega, Mr. Flaherty was Chairman of Black Rock Capital Corporation, a leasing and merchant banking firm he founded in 1994. From April 1991 until December 1993, Mr. Flaherty was Managing Partner of Pareto Partners, a London based investment management firm. Prior to 1991, he was employed by American Express Bank Ltd. in London and Geneva in a number of senior management capacities and by State National Bank of Connecticut and its successor, The Connecticut Bank & Trust Co.

Mr. Franke has been a Director of the Company since April 1998. He is Chairman and principal owner of Cambridge Partners, Inc., an owner, developer and manager of multifamily housing in Grand Rapids and Ann Arbor, Michigan. He is also the principal owner of private healthcare firms operating in the United States and the United Kingdom and a private hotel firm in the United Kingdom. Mr. Franke has been a Director of Omega since its formation in 1992 and, since Principal's formation in 1995, Mr. Franke has been a Director of Principal.

Dr. Anil K. Gupta has been a Director of the Company since July 7, 1998. He is Professor of Strategy, Organization and International Business at the Robert
H. Smith School of Business, The University of Maryland. He holds a Doctor of Business Administration from Harvard Business School. Dr. Gupta served as a director of Vitalink Pharmacy Services, Inc. from 1992 to 1998. Recipient of numerous scholarly awards, he also provides consulting and executive training to a number of multinational companies.

Mr. Kellman was appointed Vice President of the Company in April 1998. He joined Omega as Senior Vice President-Acquisitions in August 1993, and was appointed Executive Vice President in August 1994 and Chief Operating Officer of Omega in March 1998. From 1986 to 1989, he was Vice President of Meritor Savings Bank, the last years as director of the healthcare lending unit. From 1989 to 1991, he served as Vice President of Van Kampen Merritt, Inc., an investment banking subsidiary of Xerox. From September 1991 to December 1992, he was employed by Philadelphia First Group, and from January 1993 through August of 1993 he was an officer of Medical REIT.

Mr. Kloosterman has been a director of the Company since April 1998. He also has been a director of Omega since its formation in 1992 and was a managing director of Omega Capital from 1986 to 1992. Mr. Kloosterman has been involved in the acquisition, development and management of commercial and multi-family properties since 1978. He has been a senior officer of LaSalle Partners, Inc., and in 1985 he formed Cambridge Partners, Inc., where he serves as President. At Cambridge, he has been involved in the development and management of commercial, apartment and condominium projects in Grand Rapids and Ann Arbor, Michigan and in the Chicago area.

Mr. Korman has been a director of the Company since April 1998. He is Chairman of the Board of Trustees of Philadelphia Healthcare Trust, a not-for-profit health care system, and of NutraMax Products, Inc., a public consumer health care products company. He formerly was President, Chief Executive Officer and Director of MEDIQ Incorporated (health care services) from 1977 to 1995. Mr. Korman has been a Director of Omega since 1993 and also is a Director of the following public companies: The New America High Income Fund (financial services), The Pep Boys, Inc. (auto supplies), Today's Man, Inc. (retail men's clothing sales), and Kranzco Realty Trust (real estate investment trust).

Ms. Kovach joined Omega in December 1997 as Vice President, General Counsel and Secretary, and was appointed Vice President, General Counsel and Secretary of the Company in April 1998. Prior to that she was a lawyer with Dykema Gossett PLLC in Detroit, Michigan for 12 years, the last three years as a senior member of the firm.

Mr. Lowenthal has served as a director of the Company since April 1998. He is President and Chief Executive Officer of Wellsford Real Properties, Inc. (AMEX:
WRP), a real estate merchant bank, and was President of the predecessor of Wellsford Real Properties, Inc. since 1986. Mr. Lowenthal has been a Director of Omega since 1995 and also serves as a Director of United American Energy Corporation, a developer, owner and operator of energy facilities; Corporate Renaissance Group, Inc., a mutual fund; Equity Residential Properties Trust; and Great Lakes REIT, Inc.

Mr. Parker has served as Chairman of the Company's Board of Directors since April 1998. He is a consultant to, and formerly was Chairman of Omega from 1992 to 1995 and Managing Director of Omega Capital from 1986 to 1992. From 1972 through 1983, Mr. Parker was a senior officer of Beverly Enterprises, the largest operator of long-term care facilities in the United States. At the time of his retirement in 1983, Mr. Parker was Executive Vice President of Beverly Enterprises. Mr. Parker is a registered architect and is licensed in California and Oklahoma. Mr. Parker also served as a Director of GranCare, Inc., a public company engaged in the operation of long-term care facilities from 1995 to 1997, and of Vitalink Pharmacy Services Inc., a publicly-traded institutional pharmacy during 1997. He has served as a director of Principal since 1995, and of First National Bank of Bethany, Oklahoma.

Mr. Stover has been Vice President and Chief Financial Officer of Omega since September 1994 and of the Company since April 1998. Mr. Stover is a Certified Public Accountant and has 23 years' experience with the international accounting firm of Ernst & Young LLP and its predecessor firms. From 1981 through 1990, he was an audit, tax and consulting partner, spending the last of those years as area partner-in-charge of services for the firm's healthcare clients in Western Michigan. From 1992 to 1994, Mr. Stover was principal of his own consulting firm and, from 1990 to 1992, he was Chief Financial Officer of International Research and Development Corporation.

The following individuals were delinquent in complying with Section 16(a) of the Securities Exchange Act of 1934 during fiscal year 1998:

The Forms 3 for Messrs. Bailey, Kellman, Flaherty and Stover and for
Ms. Kovach were required to be filed with the Securities and Exchange Commission by April 12, 1998 and were filed on April 14, 1998. In addition, the Form 4 for Mr. Flaherty for the month of May, 1998 was required to be filed by June 10, 1998 and was filed on November 13, 1998.

Todd P. Robinson, who was appointed Vice President of the Company on April 2, 1998 and resigned from the Company on April 20, 1998, was required to file his Form 3 by April 12, 1998 and his Form 4 for the month of April, 1998 by May 10, 1998. He filed his Form 3 on April 14, 1998 and his Form 4 on November 13, 1998.

The Form 3 for Mr. Aigrain was required to be filed by July 17, 1998 and was filed on July 20, 1998. The Form 4 for Mr. Franke for the month of April, 1998 was required to be filed by May 10, 1998 and was filed on June 10, 1998. The Form 4 for Mr. Kloosterman for the month of May, 1998 was required to be filed on June 10, 1998 and was filed on October 9, 1998.

ITEM 2 - PROPERTIES

At September 30, 1998, the Company's real estate investments are in purchased long-term care facilities located in New South Wales, Australia and leased and operated by Moran. There are ten nursing homes with a total of 733 licensed beds, (weighted average occupancy 99.1%) and the yield on this investment is 10.0%. Eight of the properties also have a total of 480 assisted living units.

ITEM 3 - LEGAL PROCEEDINGS

There were no legal proceedings pending as of September 30, 1998 or as of the date of this report, to which the Company is a party to or to which the properties are subject.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to shareholders during the last quarter of the year covered by this report.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company completed its IPO on April 2, 1998, and its common stock began trading on the NASDAQ National Market System on April 10, 1998. Therefore, data for the first and second quarter of the Company's fiscal year do not exist. The Company's shares of common stock are traded under the symbol OWWI.
The following table sets forth, for the period ended September 30, 1998, the high and low prices as reported by the NASDAQ National Market System:


                      QUARTER                 HIGH        LOW
                      -------                -------     ------
        April 10 through June 30             $10.625     $6.875
        July 1 through September 30          $ 8.250     $4.000

The closing price quoted on the NASDAQ National Market System on December 16, 1998 was $4.125 per share. As of December 16, 1998, there were 12,258,000 shares of common stock outstanding with approximately 2,000 registered holders and approximately 28,000 beneficial owners.

ITEM 6 - SELECTED FINANCIAL DATA

The following unaudited selective financial data should be used in conjunction with the Company's consolidated financial statements applying elsewhere herein (in thousands, except per share data):



OPERATIONS FOR THE PERIOD ENDED SEPTEMBER 30, 1998:
  Revenues                                                         $5,127
  Operating income                                                  2,461
  Equity in earnings of Principal Healthcare
     Finance, Limited                                                 421
  Income tax provision                                               (927)
  Net earnings                                                      1,955
  Net earnings available to common shareholders                     1,851
PER SHARE AMOUNTS
  Earnings per common share, basic                                   0.15
  Earnings per common share, dilutive                                0.15
Weighted average of shares outstanding, basic                      12,255
Weighted average of shares outstanding, dilutive                   12,255


FINANCIAL POSITION AT SEPTEMBER 30, 1998:
  Current assets                                                  $21,567
  Total assets                                                     88,992
  Current liabilities                                              30,341
  Long-term debt                                                      ---
  Shareholders' equity                                             58,651

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS


"Safe Harbor" Statement Under the United States Private Securities Litigation Reform Act of 1995 Statements that are not historical facts contained in Management's Discussion and Analysis are forward-looking statements that involve risks and uncertainties that could cause actual results to differ from projected results. Some of the factors that could cause actual results to differ materially include: the financial strength of the operators of the facilities owned by the Company's subsidiaries or investees, as it affects their continuing ability to meet their obligations under the terms of the lease agreements; changes in operators or ownership of operators; government policy relating to the healthcare industry, including changes in the reimbursement levels; operators' continued eligibility to participate in the government sponsored payment programs; changes in reimbursement by other third party payors; occupancy levels at the facilities; the availability and cost of capital of the Company and its investees; the strength and financial resources of competitors of the Company and investees; the ability of investees to make additional real estate investments at attractive yields; and the ability of investees to obtain debt and equity capital at reasonable costs.

Following is a discussion and analysis of the Company's consolidated results of operations, financial condition and liquidity and capital resources. The discussion should be read in conjunction with the audited consolidated financial statements and notes thereto.

Results of Operations

Revenues from rents and interest for the period from April 2, 1998 (the date the Company began operating as an independent public company) through September 30, 1998 (representing approximately a six-month period) were $5,127,000. The Company's revenue is generated from investment and advisory services stemming primarily from investments outside the United States. The Company also is an owner of and provides management services to Principal, an Isle of Jersey company that owns and leases 166 nursing home facilities to operators in the United Kingdom. In June 1998, the Company acquired the Trust, a unit trust that owns and leases 10 nursing home facilities and 480 assisted living units in Australia. The Trust is a wholly owned subsidiary of the Company whose financial position and results of operations are consolidated with that of the Company's after elimination of all material intercompany accounts and transactions. The Company intends to reduce its equity investment in the Trust to less than a majority through the sale of units by the Trust to Australian institutional investors. The Company will then account for its investment in the Trust at its equity in the underlying net assets of the Trust and will recognize in its statement of operations its pro rata share of the Trust's results of operations.


Equity in earnings of Principal of $421,000 ($0.03 per share) for the period through September 30, 1998, represents the Company's 33.375% equity ownership in Principal, which the Company acquired as a result of the spin-off from Omega on April 2, 1998. Included in the Company's share of earnings is $172,000 ($0.01 per share) related to the non-recurring operating items realized by Principal during the six-month period ended August 31, 1998.

On June 19, 1998, the Trust made an investment of approximately $30 million in certain aged care facilities subject to long-term triple-net lease in Australia, which is to be paid in June 1999. The deferred purchase obligation, which is due June 19, 1999, was recorded net of imputed interest. Interest expense of $573,000, for the period through September 30, 1998, represents non-cash interest calculated on the $30 million deferred purchase obligation of the Trust implied at an 8% interest rate.

Direct cost of service provided of $1,113,000, for the period ended September 30, 1998, represents cost incurred by Omega (UK) Limited. Omega (UK) Limited is the primary service provider for activities related to Principal. The reported amount represents direct cost incurred in the delivery of the services for which rent and fee income has been recognized.

Allocated expenses from Omega of $303,000, for the period ended September 30, 1998, represents allocated share of compensation and occupancy costs of Omega pursuant to provisions of the Services Agreement between Omega and the Company. (See Note 11 to the consolidated financial statements)

General and administrative expenses of $485,000, for the period ended September 30, 1998, represent direct administrative costs incurred by the Company on its own behalf for corporate expenses, including state taxes, investor relations, directors' expenses, legal, accounting and similar costs.

Liquidity and Capital Resources
On April 2, 1998, the Company issued 12,250,000 shares of common stock and 260,000 shares of Class B preferred stock in connection with its initial public offering (3,750,000 shares sold in the public offering) and the contribution of assets by Omega in exchange for 8,500,000 shares of the Company's common stock and 260,000 shares of the Class B preferred stock. Proceeds from the IPO and rights offering totaled $27,375,000 (net of issuance costs totaling $750,000).

On June 19, 1998, the Company acquired 100% of the units of the Trust as described in Note 3 to the consolidated financial statements. The Trust's investment in facilities approximates $30 million, which is to be paid in June 1999. The Company has deposited $9,330,000 in a cash collateral account to secure a $30 million bankers' bill (letter of credit) obtained by the Trust to guarantee funding for the deferred purchase obligation.

Cash provided by operating activities, for the period ended September 30, 1998, totaled $2,231,000. Subsequent to September 30, the Company has obtained a $25,000,000 two-year line-of-credit facility which expires on September 30, 2000. In November 1998, the Trust obtained an A$75 million (approximately $45 million) revolving credit facility from a bank in Australia. This revolving credit facility and an interim bridge loan of $14.4 million from Omega were used to fund the purchase by the Trust of 25 long-term care facilities from an affiliate of Moran for A$80 (approximately $48 million). The facilities were immediately leased back to an affiliate of Moran for an initial 30-year term. Funds borrowed from Omega will be repaid in full by December 31, 1998.

The Company intends to continually seek new investment in providers of finance to long-term care operators outside the United States.

Market Risk
The Company is exposed to various market risks. Market risk is the potential loss arising from adverse changes in market interest rates and prices, such as foreign currency exchange rates. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

The Company enters into forward foreign exchange contracts principally to hedge currency fluctuations in its investments denominated in foreign currencies, thereby limiting the Company's risk that would otherwise result from changes in exchange rates. During 1998, the Company obtained a hedge for its A$15,000,000 investment in and temporary loans to the Trust. At September 30, 1998, the Company had outstanding a ten-year British pound forward currency swap to exchange (pound)20,000,000 for $31,740,000 to mature on October 15, 2007, and a five-year Australian dollar forward currency swap to exchange A$15,000,000 for $9,330,000 to mature on July 3, 2003. From time to time, the Company may also obtain hedges for its foreign currency exposure relative to temporary loans to Principal and the Trust. Because of the Company's foreign exchange contracts its sensitivity to foreign exchange currency exposure is considered low. See Notes 1 and 6 to the consolidated financial statements for a discussion of the accounting policies for Financial Instruments and information on Financial Instruments, respectively.

Year 2000 Implications
The Year 2000 compliance issue concerns the inability of certain systems and devices to properly use or store dates beyond December 31, 1999. This could result in system failures, malfunctions, or miscalculations that disrupt normal operations. This issue affects most companies and organizations to large and small degrees, at least to the extent that potential exposures must be evaluated.

The Company is reviewing risks with regard to the ability of the impact of outside vendors' ability to operate, including Omega's services under the Services Agreement, and the impact of tenants' ability to operate. Omega has certified that its internal operations, its technology infrastructure, information systems, and software applications are likely to be compliant or will be compliant by mid-1999 based upon certification statements by the applicable vendors. In those cases where there are compliance issues, these are considered to be minor in nature and remedies are already identified. Expenditures for such remedies will not be material.

With respect to the Company's other material outside vendors, such as its banks, the Company's assessment will cover the compliance efforts of significant vendors, the effects of potential non-compliance, and remedies that may mitigate or obviate such effects as to the Company's business and operations. The Company plans to complete its assessment of compliance by important vendors by mid-1999.

With respect to the tenants and properties, the Company's subsidiaries and investees are making assessments covering their tenants' compliance efforts, the possibility of any interface difficulties or electromechanical problems relating to compliance by material vendors, the effects of potential non-compliance, and remedies that may mitigate or obviate such effects. The subsidiaries and investees plan to process information from tenant surveys beginning in 1999 and complete its assessment by mid-1999.

Because these early evaluations have been conducted by the Company's own personnel or by selected inquiries of its vendors and tenants in connection with their routine servicing operations, the Company believes that its expenditures for assessing Year 2000 issues, though difficult to quantify, have not been material. In addition, the Company is not aware of any issues that will require material expenditures by the Company in the future.

Based upon current information, the Company believes that the risk posed by foreseeable Year 2000 related problems with internal systems (including both information and non-information systems) is minimal. Year 2000 related problems with software applications and internal operational programs are unlikely to cause more than minor disruptions in the Company's operations. Year 2000 related problems at certain of its third-party service providers, such as its banks, payroll processor, and telecommunications provider is marginally greater, though, based upon current information, the Company does not believe any such problems would have a material effect on its operations. For example, Year 2000 related problems at such third-party service providers could delay the processing of financial transactions and could disrupt the Company's internal and external communications.

The Company believes that the risk posed by Year 2000 related problems at properties of its subsidiaries and investees or with its tenants is marginally greater, though, based upon current information, the Company does not believe any such problems would have a material effect on its operations. Year 2000 related problems at certain governmental agencies and third-party payers could delay the processing of tenant financial transactions, though, based upon current information, the Company does not believe any such problems would have a material long-term effect on its operations. Year 2000 related problems with the electromechanical systems at its properties are unlikely to cause more than minor disruptions in the Company's operations.

The Company and Omega intend to complete outstanding assessments, to implement identified remedies, to continue to monitor Year 2000 issues, and will develop contingency plans if, and to the extent deemed, necessary. However, based upon current information and barring developments, the Company does not anticipate developing any substantive contingency plans with respect to Year 2000 issues. In addition, the Company has no plans to seek independent verification or review of its assessments.

While the Company and Omega believe that they will be Year 2000 compliant by December 31, 1999, there can be no assurance that the Company and Omega will be successful in identifying and assessing all compliance issues, or that the Company's efforts to remedy all Year 2000 compliance issues will be effective such that they will not have a material adverse effect on the Company's business or results of operations.

ITEM 7a - QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

These disclosures are included in Management's Discussion and Analysis of Financial Condition and Results of Operations

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and report of independent auditors are filed as part of this report on pages F-1 through F-15.


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Located in Part I as permitted by Instruction 3 to Item 401(b) of Regulation
S-K.

ITEM 11 - EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held on March 23, 1999, which will be filed on or about January 28, 1999 with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference to the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held on March 23, 1999, which will be filed on or about January 28, 1999 with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held on March 23, 1999, which will be filed on or about January 28, 1999 with the Securities and Exchange Commission pursuant to Regulation 14A.

                                     PART IV

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (a)(1) Listing of Consolidated Financial Statements


                  Title of Document                                       Page Number
                  -----------------                                       -----------
         Report of independent auditors                                     F-1

         Consolidated Balance Sheet
             as of September 30, 1998                                       F-2

         Consolidated Statement of Operations
             for the period from April 2, 1998
             to September 30, 1998                                          F-3

         Consolidated Statement of Shareholders'
             Equity for the period from April 2, 1998
             to September 30, 1998                                          F-4

         Consolidated Statement of Cash Flows for the
             period from April 2, 1998 to September 30, 1998                F-5

         Notes to Consolidated Financial Statements                         F-6

    (a)(2) Listing of Financial Statement Schedules. The following consolidated financial statement schedule is included herein:

         Schedule III--Real Estate and Accumulated Depreciation

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

    (a)(3) Listing of Exhibits -- See Index to Exhibits beginning on Page 40 of this report.

    (b) Reports on Form 8-K - Form 8-K dated July 2, 1998: Report with the following exhibits, each of which is dated as of June 19, 1998:

         Mortgage of Deposit; Bill Facility Agreement; Deed of Guarantee and Indemnity; Redemption and Subscription Agreement; Relationship Agreement; Deed of Mortgage; Annexure B to Mortgage; Capital Contribution Agreement; NSW Lease; Lease Guarantee; Indemnity Deed; Procurement Agreement; Mortgage of Shares; and Mortgage of Units

    (c) Exhibits - See Index to Exhibits beginning on Page of this report.

    (d) Financial Statement Schedules - The following consolidated financial statement schedule is included herein: Schedule III -- Real Estate and Accumulated Depreciation.

                         Report of Independent Auditors

Board of Directors
Omega Worldwide, Inc.

We have audited the accompanying consolidated balance sheets of Omega Worldwide, Inc. and subsidiaries as of September 30, 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for the period from April 2, 1998 (commencement of operations) through September 30, 1998. Our audit also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Omega Worldwide, Inc. and subsidiaries at September 30, 1998, and the consolidated results of their operations and their cash flows for the period from April 2, 1998 through September 30, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.


                                                          /s/  Ernst & Young LLP

December 21, 1998
Detroit, Michigan

                                  OMEGA WORLDWIDE, INC.


                               CONSOLIDATED BALANCE SHEET

                                     (In Thousands)

                                                                                          SEPTEMBER 30,
                                                                                              1998
                                                                                         -------------

                                         ASSETS
Current Assets:
  Cash and short-term investments .....................................................  $      10,281
  Restricted cash .....................................................................          9,330
  Other ...............................................................................          1,956
                                                                                         -------------
     Total Current Assets .............................................................         21,567

Land and Buildings subject to triple-net lease, net of $157 of accumulated depreciation         27,300
Investments in and temporary advances to Principal Healthcare Finance Limited .........         37,902
Other assets ..........................................................................          2,223
                                                                                         -------------
                                                                                                67,425
                                                                                         -------------
Total Assets ..........................................................................  $      88,992
                                                                                         =============

                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses ...............................................  $       1,901
  Accrued income taxes ................................................................            433
  Non-interest bearing deferred purchase obligation ...................................         28,007
                                                                                         -------------
     Total Current Liabilities ........................................................         30,341


Shareholders' Equity:
   Preferred Stock $1.00 par value:
       Authorized 10,000 shares
       Outstanding 260 Class B shares at liquidation value ............................          2,600
   Common stock $.10 par value
       Authorized 50,000 shares
       Outstanding 12,258 shares ......................................................          1,226
    Additional paid-in capital ........................................................         52,861
    Retained earnings .................................................................          1,955
    Accumulated Other Comprehensive Income ............................................              9
                                                                                         -------------
     Total Shareholders' Equity .......................................................         58,651
                                                                                         -------------
Total Liabilities and Shareholders' Equity ............................................  $      88,992
                                                                                         =============


                 See notes to consolidated financial statements.

                                   OMEGA WORLDWIDE, INC.

                           CONSOLIDATED STATEMENT OF OPERATIONS


                         (In Thousands, Except Per Share Amounts)



                                                              Period from
                                                             April 2, 1998
                                                           (Commencement of
                                                             Operations) to
                                                          September 30, 1998
                                                          ------------------
Revenues:
  Rent income ............................................      $  1,014
  Fee income - Principal Healthcare Finance Limited ......         1,920
   Interest:
     Principal Healthcare Finance Limited ................         1,784
     Short-term investments ..............................           347
  Other income ...........................................            62
                                                                --------
                                                                   5,127
Expenses:
  Direct costs of asset management services ..............         1,113
  Allocated expenses from Omega Healthcare
    Investors, Inc........................................           303
  Imputed interest expense ...............................           573
  Provision for depreciation .............................           192
  General and administrative .............................           485
                                                                --------
                                                                   2,666
                                                                --------

Earnings before equity earnings and income taxes .........         2,461

Equity in earnings of Principal Healthcare Finance Limited           421
                                                                --------

Earnings before Federal and foreign income taxes .........         2,882
Provision for Federal and foreign income taxes ...........          (927)
                                                                --------

Net earnings before preferred stock dividends ............         1,955
Preferred stock dividends ................................          (104)
                                                                --------

Net Earnings Available to Common Shareholders ............      $  1,851
                                                                ========

Earnings per common share, Basic .........................      $   0.15
                                                                ========
Earnings per common share, Diluted .......................      $   0.15
                                                                ========
Average Shares Outstanding, Basic ........................        12,255
                                                                ========
Average Shares Outstanding, Diluted ......................        12,255
                                                                ========
Total comprehensive income, net of taxes .................      $  1,964
                                                                ========


                 See notes to consolidated financial statements.

                              OMEGA WORLDWIDE, INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDER' EQUITY
                                 (In Thousands)

                     Period from April 2, 1998 (Commencement
                      of Operations) to September 30, 1998


                                                                                                    Accumulated
                                                               Additional                              Other
                                                 Common Stock   Paid-in     Preferred   Retained   Comprehensive
                                                   Par Value    Capital      Stock      Earnings       Income
                                                   ---------    -------      -----      --------       ------


Issuance of stock:
   Issuance of 8,500 common shares and
     260 preferred shares to Omega Healthcare
       Investors, Inc. ......................      $   850      $25,802      $ 2,600
  Proceeds from April 2 equity offering of
     3,750 shares at $7.50 per share, net of
        issuance costs of $750 ..............          375       27,000
  Grants of restricted stock (8,000 shares at
     $7.50 per share) .......................            1           59

Net earnings for 1998 .......................                                             $ 1,955

Foreign currency translation adjustments ....                                                          $     9

                                                   -------      -------      -------      -------      -------
Balance at September 30, 1998 ...............      $ 1,226      $52,861      $ 2,600      $ 1,955      $     9
                                                   =======      =======      =======      =======      =======




                 See notes to consolidated financial statements.

                           OMEGA WORLDWIDE, INC.

                   CONSOLIDATED STATEMENT OF CASH FLOWS

                              (In Thousands)


                                                                                Period from
                                                                               April 2, 1998
                                                                             (Commencement of
                                                                               Operation) to
                                                                            September 30, 1998
                                                                            ------------------
Operating activities:
  Net earnings............................................................  $            1,955
  Adjustment to reconcile net earnings to cash provided by operating activities:
     Equity earnings in Principal Healthcare Finance, Limited ............                (421)
     Imputed Interest.....................................................                 573
     Other non-cash charges ..............................................                 252
  Net change in operating assets and liabilities .........................                (106)
  Foreign currency translation............................................                 (22)
                                                                            ------------------
Net cash provided by operating activities ................................               2,231

Cash flows from financing activities:
  Proceeds from issuance of common stock .................................              27,375
  Cash contributed by Omega in exchange of liabilities assumed ...........                 837
                                                                            ------------------
Net cash provided by financing activities ................................              28,212

Cash flow from investing activities:
  Restricted cash ........................................................              (9,330)
  Advances to Principal Healthcare Finance Limited .......................              (8,379)
  Secured loan to individual .............................................                (817)
  Other ..................................................................              (1,636)
                                                                            ------------------
Net cash used in investing activities ....................................             (20,162)
                                                                            ------------------
Increase in unrestricted cash and short-term investments .................  $           10,281
                                                                            ==================



              See notes to consolidated financial statements.

                              OMEGA WORLDWIDE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998



NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION
         Omega Worldwide, Inc. (the "Company") was formed to provide asset management advisory services and hold equity and debt interest in companies engaged in providing sale/leaseback and other capital financing to providers of healthcare services throughout the world, particularly healthcare service for the elderly. On April 2, 1998, Omega Healthcare Investors, Inc. ("Omega") contributed substantially all of its investment in Principal Healthcare Finance Limited ("Principal") to the Company. Assets contributed by Omega which were recorded by the Company at Omega's accounting basis included a $23,805,000 subordinated loan to Principal, 33.375% of the common stock of Principal with a carrying value of $5,297,000, other net asset of $150,000 and 10,556,250 warrants as described in Note 2. The interest rate on the subordinated loan was 12.18% at September 30, 1998. Omega also assigned to the Company its interest in a management agreement with Principal in which the Company receives an annual fee of .9% of Principal's assets (as defined) for providing certain advisory services. In exchange for the assets contributed, Omega received 8,500,000 shares of common stock and 260,000 shares of Class B preferred stock.

         On April 2, 1998, the Company's registration statement became effective, and it offered 3,750,000 shares to the public at $7.50 per share. The Company received $27,375,000, net of issuance costs of $750,000. Shares offered included 500,000 shares in a primary offering and 3,250,000 shares in a rights offering. Operations commenced upon the effectiveness of the initial public offering. There are no differences in the Company's results of operations between the six-month period ended September 30 1998 and the period from the date of incorporation to September 30, 1998. Additionally, except for $1,000 invested by Omega at the date of formation, there was no difference between cash flows from the six-month period ended September 30, 1998 and the period from the date of incorporation.

CONSOLIDATION
         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of all material intercompany accounts and transactions. As disclosed in Note 3, the Company acquired Principal Healthcare Finance Trust (the "Trust") on June 19, 1998. Information for the Trust is consolidated on a one-month lag basis as the Trust has an August 31, 1998 year end. There were no material changes to the Trust's net assets during the month of September.

CASH AND SHORT-TERM INVESTMENTS
         Short-term investments consist of highly liquid investments with a maturity date of three months or less when purchased. These investments are stated at cost, which approximates fair value.

REVENUE RECOGNITION
         Rental income is recognized on a straight-line basis over the initial terms of the related master lease. Such income includes periodic increases based upon predetermined formulas as defined in the master lease.

DEPRECIATION
         Depreciable assets are recorded at cost. Depreciation expense is calculated using the straight-line method over the estimated useful lives of the depreciable assets. Estimated useful lives of depreciable assets range from 3 to 7 years for furniture, fixtures and equipment, and 40 years for buildings.

TRANSLATION
         Translation of currencies for foreign subsidiary financial information is computed pursuant to the provisions of Financial Accounting Standards Board Statement No. 52, which provides that balance sheet amounts are translated at the year end exchange rate and income statement amounts are translated at the average annual rate. There are no material amounts of exchange gains or losses included in the results of operations for 1998.

FINANCIAL INSTRUMENTS
         The Company has foreign exchange rate contracts which mitigate the risk of currency movements. Any gain or loss on the contract offsets any losses or gains, respectively, on its investments denominated in pounds sterling and Australian dollars.

STOCK BASED COMPENSATION
         The Company grants stock options to employees and directors with an exercise price equal to the fair value of the shares at the date of the grant. In accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, compensation expense is not recognized for these stock option grants.

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


NOTE 2 - INVESTMENT IN PRINCIPAL HEALTHCARE FINANCE LIMITED

         As described in Note 1, the Company acquired 33.375% of Principal's voting ordinary shares in connection with the Omega distribution/exchange. The Company accounts for its interest in Principal using the equity method. Principal has $377 million of real estate investments in long-term care facilities. These facilities are operated by independent operators and are located in the United Kingdom. Substantially all of Principal's real estate is pledged as collateral for Principal's debt agreements. Principal has a fiscal year end of August 31, 1998; therefore, the equity in earnings of Principal is recognized on a one-month lag basis. Included in consolidated earnings is $421,000 of undistributed earnings of Principal, representing the Company's share of Principal's earnings for the period of six months ended August 31, 1998. Included in the Company's share of earnings is $172,000 ($0.01 per share) related to the non-recurring operating items realized by Principal during the six-month period ended August
31. The following is summarized financial information of Principal as of and for the year ended August 31, 1998 (in thousands):

                  Current assets                              $  41,132
                  Noncurrent assets                             438,409
                  Current liabilities                           128,463
                  Noncurrent liabilities                        336,254
                  Revenue                                        51,042
                  Expenses                                       48,341
                  Non operating income                            1,406
                  Net earnings before extraordinary item          4,107

         The carrying value of the investment in Common Stock of Principal exceeds the Company's proportionate share of Principal's equity by approximately $901,000 and is amortized over a period of 10 years.

         The Company also acquired a British pound sterling denominated subordinated loan due December 31, 2000. The carrying amount of the loan is $23,805,000, and it bears interest at rates ranging from 12.18% to 12.93% during the remaining term. The estimated fair value of the loan approximates $27,348,000 based on estimates of management and on coupon rates currently prevailing for comparable loans.

         The Company also received warrants to purchase 10,000,000 ordinary shares of Principal expiring June 30, 2001 at an exercise price of (pound)1.50 (approximately $2.55) per share and 556,250 ordinary shares of Principal expiring December 31, 2000 at an exercise price of (pound)1.00 (approximately $1.70) per share. As to the warrants that expire in December 2000, no value was assigned at the date of issuance because the underlying securities were issued at their fair value at that date. As to the warrants that expire in June 2001, the coupon rate for the subordinated debt was the prevailing market rate on the date of the loan, and, therefore, the face amount of the subordinated loans approximated its fair value on the date of issuance. In addition, at the grant date the exercise price on these warrants significantly exceeded the fair value of the stock on the date of issuance since the warrants enabled the purchase of shares at (pound)1.50, while the current value of the shares at that time was approximately (pound)1.00. Based on these factors at the date of the loan, no value was ascribed to the warrants. However, the estimated fair value of these warrants at September 30, 1998 approximates $6,700,000. In determining the estimated fair value, the Company used a Black Scholes pricing model with the following assumptions: risk free interest rate of 6%; a volatility factor of 40%; and an average life of five years from date of grant.


NOTE 3 - ACQUISITION OF PRINCIPAL HEALTHCARE FINANCE TRUST

         On June 19, 1998 the Company acquired Assisted Living Unit Trust, an Australian property trust that owns nursing homes, for a cash investment of $3 million plus a loan of $6.2 million and a guarantee of the Trust's deferred purchase obligation of $30 million. Concurrent with the acquisition, the Assisted Living Unit Trust's name was changed to Principal Healthcare Finance Trust. The Company currently has a 100% interest in the Trust but intends to hold a minority interest position.

         The Trust's investment in facilities approximates $30 million, which is to be paid in June 1999. The investment in facilities and the deferred obligation are recorded net of imputed interest at 8%. Imputed interest expense for the period was $574,000. The Trust has provided $9,330,000 in cash collateral to secure a $30 million letter of credit obtained by the Trust to provide funding for the deferred payment. The cash collateral is classified as restricted cash.


NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

         The real estate properties owned by the Trust are represented by 10 long-term care facilities and 480 assisted living units and are leased under the provisions of a 30-year master lease. The lease provides for minimum payments of $3,110,000 commencing in June 1999. Such payments are subject to annual increases based on the greater of changes in price indexes or 2%, with a maximum annual increase of 6%. Under the terms of the lease, the lessee is responsible for all maintenance, repairs, taxes and insurance on the leased premises.

         A summary of the Company's land and buildings subject to triple net lease and related accumulated depreciation is as follows (in thousands):

         Land and buildings subject to triple-                $ 27,457
                net lease
         Less accumulated depreciation                            (157)
                                                              --------
                                                              $ 27,300
                                                              ========

Depreciation expense for the period ended September 30, 1998 which includes approximately $35,000 to related the Company's office equipment was approximately $192,000.


NOTE 5 - SECURED LOAN TO INDIVIDUAL

On May 28, 1998, the Company loaned $817,500 to an individual secured by the individual's interest in a United Kingdom aged care operating company. The operating company is a tenant of Principal. The loan bears interest at 10.5% and principal payments are due through the year 2000. The estimated fair value of the secured loan at September 30, 1998 is $856,000. Fair value is based on the estimates of management and on rates currently prevailing for comparable loans.

NOTE 6- FINANCIAL INSTRUMENTS

         At September 30, 1998, the carrying amounts and fair values of the Company's financial instruments are as follows:

                                                          Carrying                 Fair
                                                           Amount                  Value
                                                          ------------------------------
                                                                   (In Thousands)
Assets:
   Cash and short-term investments                        $10,281                $10,281
   Restricted Cash                                          9,330                  9,330
   Subordinated loan to Principal                          23,805                 27,348
   Temporary advances to Principal                          8,379                  8,379
   Warrants for 10,556,250 Principal shares                     0                  6,700
   Secured loan                                               817                    856
                                                          -------                -------
                                                          $52,612                $62,894

Off Balance Sheet Financial Instruments:
       Foreign currency contracts                               -                 (1,789)

         Fair value estimates are subjective in nature and are dependent on a number of important assumptions, including estimates of future cash flows, risks, discount rates and relevant comparable market information associated with each financial instrument. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented above are not necessarily indicative of the amounts the Company would realize in a current market exchange.

         The Company has forward contracts to hedge currency risks associated with investments in Principal and the Trust. Pursuant to a ten-year British pound sterling currency swap agreement, the Company will have the right to exchange (Pound)20,000,000 for $31,740,000 on October 15, 2007. Also, a
five-year forward contract to sell A$15,000,000 at the rate of US$.6220 was entered into on June 30, 1998. The carrying amount of the investment in Principal and the subordinated loans/advances to Principal, as well as restricted cash related to the Trust, are based on the rates established in the forward exchange contracts.


NOTE 7 - INCOME TAXES

         Income tax expense differs from the amounts computed by applying the U.S. Federal income tax rate of 34% to earnings before taxes as follows (in thousands):

         Computed expected tax expense                 $979
         Tax effect of equity earnings                 (143)
         Foreign tax rate differential and other         91
                                                       ----
             Total                                     $927
                                                       ====

         The provisions for deferred taxes related to foreign investments has been partially offset by available related foreign tax credits.

NOTE 8 - STOCK OPTIONS

         Under the terms of the 1998 Stock Option and Restricted Plan (the "Plan"), the Company reserved 750,000 shares of common stock for grants to be issued during a period of up to 10 years. Directors, officers, and key employees are eligible to participate in the Plan. Options for 648,000 have been granted during 1998. Additionally, 8,000 shares of restricted stock have been granted under the provisions of the Plan. The vesting period on the restricted stock lapsed on September 30, 1998, and expenses for 1998 include $60,000 related to restricted stock grants for 1998.

         The following is a summary of activity under the plan.

                                                                Stock Options
                                           -----------------------------------------------------
                                           Number of               Exercise          Weighted
                                           Shares                    Price         Average Price
                                           -----------------------------------------------------
Outstanding at April 2, 1998                    0
Grants during 1998                          648,000             $5.688-$7.500            $7.479
Forfeited                                   (42,000)             7.500                    7.500
                                           ----------------------------------------------------
Outstanding at September 30, 1998           606,000             $5.688-$7.500            $7.477
                                           ----------------------------------------------------


         In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." This new standard prescribes a fair value based method of accounting for employee stock options or similar equity instruments and requires certain pro forma disclosures. For purposes of the pro forma disclosures required under Statement 123, the estimated fair value of the options is amortized to expense over the option's vesting period. Based on the Company's option activity, net earnings and net earnings per share on a pro forma basis does not differ significantly from that determined under APB 25. The estimated weighted average fair value of options granted in 1998 approximates $2 million. In determining the estimated fair value of the Company's stock options as of the date of grant, a Black-Scholes option pricing model was used with the following weighted-average assumptions: risk-free interest rates of 6.0%; volatility factors of the expected market price of the Company's common stock at 30%; and a weighted-average expected life of the options of 7 years.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

         Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. For the period ended September 30, 1998, the Company's pro forma net earnings would be $1,784,000, and pro forma earnings per common share, basic and diluted, would be $0.14.

NOTE 9 - PREFERRED STOCK

         Effective April 2, 1998, the Company issued 260,000 shares of 8% Series B Cumulative Preferred Stock ("Preferred Stock") at $1 par value per share to Omega in connection with the terms of the agreement. Each share of Series B Preferred converts to one share of Omega Worldwide Common Stock immediately after Omega makes a distribution of the Series B Preferred to its shareholders or otherwise transfers the shares to any unaffiliated third party. Dividends on the Preferred Stock are payable annually based on a liquidation value of $10 per share.


NOTE 10 - NET EARNINGS PER SHARE

         Net earnings per share are computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share amounts reflect the dilutive effect of stock options (518 shares at September 30, 1998). The assumed conversion of shares of preferred stock is currently anti-dilutive.


NOTE 11 - RELATED PARTY TRANSACTIONS

         Pursuant to the provisions of a Services Agreement between Omega and the Company, indirect costs incurred by Omega, including compensation of shared executive officers and relations support personnel, and costs incurred by Omega for rent, insurance, telephone, utilities, supplies, maintenance and travel, are allocated to the Company based upon the relationship of assets under the Company's management to the combined total of those assets and Omega's assets. Assets and costs in the formula are on a one-quarter lag basis. Allocated expenses during the period ended September 30, 1998 were approximately $303,000. Such allocations are based on estimates and formulas that management believes to be reasonable.

         Temporary advances to Principal in the amount of $8,379,000 are outstanding at September 30, 1998. Interest at 9.25% is paid on a monthly basis. Included in interest income for the six-month period ended September 30, 1998 is $292,000 related to advances to Principal.

         Interest on the subordinated loan to Principal and fees from services are $1,492,000 and $1,920,000, respectively, for the six-month period ended September 30, 1998.

NOTE 12 - BUSINESS SEGMENT INFORMATION

         Omega Worldwide, Inc. was formed to provide asset management advisory services and hold equity and debt interest in companies engaged in providing sale/leaseback and other capital financing to providers of healthcare services throughout the world, particularly healthcare service for the elderly. The Company seeks to leverage its management expertise in financing healthcare providers globally by providing seed equity, debt capital and investment advisory services to newly-formed or existing finance companies, principally in countries other than the United States. As of September 30, 1998, the Company has made equity and debt investments in the United Kingdom and Commonwealth of Australia. Accordingly, the Company presently operates in three geographic regions, the United States, United Kingdom and Australia. The following is a summary of operations by geographic region for the period of six months ended September 30, 1998 (in thousands):

     Revenue:
         United States                                            $  2,097
         United Kingdom                                              1,920
         Australia                                                   1,110
                                                                  --------
         Total                                                    $  5,127
                                                                  ========

     Operating income (expense):
         United States                                            $  2,643
         United Kingdom                                                477
         Australia                                                     247
         Corporate expenses                                           (485)
                                                                  --------
         Total                                                    $  2,882
                                                                  ========

     Identifiable assets:
         United States                                            $ 57,108
         United Kingdom                                                131
         Australia                                                  31,753
                                                                  --------
         Total                                                    $ 88,992
                                                                  ========

         Identifiable assets attributable to the United States include approximately $45 million represented by cash, loans and investments denominated in currencies other than the U.S. dollar.

NOTE 13 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

         Following are details of changes in operating assets, liabilities and other Non-cash transactions for the period ended September 30, 1998 (in thousands):

Increase (decrease) in cash from changes
  in operating assets and liabilities:
                  Operating assets                            $  (880)
                  Other liabilities                               341
                  Accrued taxes                                   433
                                                              -------
                                                              $  (106)
                                                              =======

         Noncash investing and financing transactions:
               Contribution by Omega Healthcare Investors,
                 Inc., excluding cash
                  Investments                                 $ 5,297
                  Loans                                        23,805
                  Other                                           150
                Equity                                        (29,252)
               Acquisition of land and buildings subject
                        to triple-net lease                   (27,457)
               Non-interest bearing deferred obligation        27,457

Income taxes paid during the period                               600

NOTE 14 - QUARTERLY DATA (UNAUDITED)

         The following is an unaudited summary of quarterly results of operations for the periods ended June 30, and September 30, 1998.

                                                          June 30      September 30
                                                     (In thousands, except per share)

Revenues                                                   $1,778         $3,349
Net earnings                                                  744          1,211
Net earnings available to common                              692          1,159
Per Share Amounts:
Net earnings available to common, basic                       .06            .09
Net earnings available to common, diluted                     .06            .09

NOTE 15 - SUBSEQUENT EVENTS

         In November 1998, the Company entered into a revolving credit agreement with two banks for loans up to $25,000,000. Omega provided a guarantee to the banks in consideration of a fee of 1%, plus an annual 25 basis point facility fee. The agreement is scheduled to expire on September 30, 2000. The Company will also pay to the bank an unused facility fee presently at .300%. Borrowings under the facility bear interest at LIBOR plus 1.1875% or at the Company's option price.

         In November 1998, the Trust acquired and leased back 30 nursing homes in the Australian states of New South Wales, Queensland, Western Australia, and Victoria for $60 million. The transaction is in three phases with the first phase closing in November and consisting of the purchase of 25 facilities for $48 million. The purchase of five Victoria homes will occur in the second phase upon completion of construction and the stabilized occupancy of the homes for an aggregate purchase price of $12 million. The final phase involving an additional $15 million encompasses the renovation and refurbishing of facilities during a five-year period ending October 2003 to enable homes to comply with physical plant regulations being implemented. All disbursements subsequent to the first phase are conditioned upon various levels of operating profitability and performance.

         The transaction was funded by drawing $30 million on the Trust's $45 million revolving credit facility, and by an interim bridge loan advance of $14.4 million provided by Omega. The terms of the bank's financing involved borrowings at an initial six months interest rate at 6.10% and interest rates thereafter at the base rate (as defined) plus 1.50%, or approximately 6.45%. The Omega loan bears interest at 10% and is due December 31, 1998, or sooner upon completion of local equity financing currently anticipated to be closed in the Company's first quarter.

              SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
                              OMEGA WORLDWIDE, INC.
                               SEPTEMBER 30, 1998




            COLUMN A              COLUMN B       COLUMN C                COLUMN D
-----------------------------  -------------  -------------   -----------------------------




                                               INITIAL COST
                                                TO COMPANY           COST CAPITALIZED
                                              -------------           SUBSEQUENT TO
                                                                        ACQUISITION
                                                 BUILDINGS    -----------------------------
                                                 AND LAND                       CARRYING
         DESCRIPTION(1)         ENCUMBRANCES   IMPROVEMENTS    IMPROVEMENTS       COSTS
-----------------------------  -------------  --------------  -------------- --------------
Moran Healthcare Group pty.:
   New South Wales, Australia..                  27,457,565              0           0






    COLUMN E(3)       COLUMN F        COLUMN G        COLUMN H           COLUMN I
 ----------------  --------------  --------------  ---------------    ------------
  GROSS AMOUNT AT
 WHICH CARRIED AT
  CLOSE OF PERIOD
 ----------------

                                                                       LIFE ON WHICH
     BUILDINGS                                                         DEPRECIATION
     AND LAND                                                            IN LATEST
   IMPROVEMENTS      ACCUMULATED       DATE OF          DATE         INCOME STATEMENTS
       TOTAL       DEPRECIATION(4)   RENOVATION       ACQUIRED          IS COMPUTED
 ----------------  ---------------  --------------  -------------    -----------------

   27,457,565           157,542                     June 19, 1998        40 years



(1) All the real estate included in this schedule are being used for the operation of long-term care facilities (LTC) in New South Wales, Australia.

(2)  Cost for federal tax purposes.

Column E                                                1998
                                                        ----
(3)  Balance at beginning of period                    0
       Additions during period:
       Acquisitions                                    27,457,565
                                                    -------------
    Balance at Close of period                         27,457,565
                                                    =============

Column F                                               1998
                                                       ----
(4)  Balance at Beginning of period                    0
       Additions during period:
       Provisions for depreciation                        157,542
                                                    -------------
     Balance at Close of period                           157,542
                                                    =============

                                   SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                OMEGA WORLDWIDE, INC.

                                                   By: /s/ ESSEL W. BAILEY, JR.
                                                      -------------------------
                                                         Essel W. Bailey, Jr.
                                                       Chief Executive Officer
Dated:  December 28, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities on the date indicated.

                                      SIGNATURES                           TITLE                 DATE
                                      ----------                           -----                 ----
                         PRINCIPAL EXECUTIVE OFFICER

                         /s/ ESSEL W. BAILEY, JR.              President,                   December 28,1998
                         --------------------------------      Chief Executive
                         Essel W. Bailey, Jr.                  Officer,
                                                               and Director

                         PRINCIPAL FINANCIAL OFFICER and
                         PRINCIPAL ACCOUNTING OFFICER

                         /s/ DAVID A. STOVER                   Vice President, Chief        December 28,1998
                         --------------------------------      Financial Officer
                         David A. Stover                       and Chief Accounting
                                                               Officer

                         DIRECTORS

                         /s/ JAMES A. EDEN                     Director                     December 28,1998
                         --------------------------------
                         James A. Eden

                         /s/ THOMAS F. FRANKE                  Director                     December 28,1998
                         --------------------------------
                         Thomas F. Franke

                         /s/ HAROLD J. KLOOSTERMAN             Director                     December 28,1998
                         --------------------------------
                         Harold J. Kloosterman

                         /s/ BERNARD J. KORMAN                 Director                     December 28,1998
                         --------------------------------
                         Bernard J. Korman

                         /s/ EDWARD LOWENTHAL                  Director                     December 28,1998
                         --------------------------------
                         Edward Lowenthal

                         /s/ ROBERT L. PARKER                  Chairman of the Board        December 28,1998
                         --------------------------------
                         Robert L. Parker

                         /s/  JACQUES AIGRAIN                  Director                     December 28,1998
                         --------------------------------
                         Jacques Aigrain

                         /s/ ANIL K GUPTA                      Director                     December 28,1998
                         --------------------------------
                         Anil K. Gupta


                                INDEX TO EXHIBITS


Exhibit 3.1 Articles of Amendment and Restatement Incorporated by reference to Exhibit 3.1 to Form S-1 Registration Statement

Exhibit 3.2       Amended and Restated Bylaws Incorporated by reference to
                  Exhibit 3.2 to Form S-1 Registration Statement

Exhibit 3.3 Articles Supplementary for Series B Preferred Stock Incorporated by reference to Exhibit 3.3 to Form S-1 Registration Statement

Exhibit 3.4 Articles Supplementary for Series A Preferred Stock Incorporated by reference to Exhibit 3.4 to Form S-1 Registration Statement

Exhibit 10.1 Omega Worldwide, Inc. 1997 Stock Option and Restricted Stock Plan Incorporated by reference to Exhibit 10.1 to Form S-1 Registration Statement

Exhibit 10.2 Opportunity Agreement between the Company and Omega dated April 1, 1998 Incorporated by reference to Exhibit 10.2 to Form S-1 Registration Statement

Exhibit 10.3 Services Agreement between the Company and Omega dated April 1, 1998 Incorporated by reference to Exhibit 10.3 to Form S-1 Registration Statement

Exhibit 10.4 Amended and Restated Advisory Agreement dated as of July 21, 1995 between the Company (as successor by assignment from Omega) and Principal Incorporated by reference to Exhibit 10.5 to Form S-1 Registration Statement

Exhibit 10.5 Indemnification Agreements between the Company and its Directors and Executive Officers Incorporated by reference to Exhibit 10.7 to form S-1 Registration Statement

Exhibit 10.6 Advisory Agreement between Omega (Australia) Pty Limited and Principal Healthcare Finance Trust Filed herewith

Exhibit 10.7 Form of Loan Agreement dated as of November 20, 1998 among the Company, Fleet Bank, N.A., as Agent, and other financial institutions named therein, Filed herewith

Exhibit 10.8 Promissory Note executed by the Trust to Omega and Guaranty executed by the Company in favor of Omega Incorporated by reference to Exhibit 10.3 to the Company's report on Form 8-K filed on November 27, 1998

Exhibit 10.9 Transaction documents dated June 19, 1998 -- Incorporated by reference to Exhibit 10.1 to the Company's report on Form 8-K filed on July 2, 1998:

                  (a) Mortgage of Deposit between the Company and ABN AMRO Facilities Australia Limited ("ABN Facilities")

                  (b) Bill Facility Agreement between Principal Pty and ABN AMRO Australia Limited ("ABN Australia")

                  (c) Deed of Guarantee and Indemnity between the Company and ABN Facilities

                  (d) Redemption and Subscription Agreement among Premier Care Australia (Holdings) Pty Limited, FAI Insurances Limited ("FAI"), PHF No. 1 Pty Limited ("PHF No. 1"), Tanoa Pty Limited ("Tanoa"), and Premier Care Australia Pty Limited (now known as Principal Healthcare Finance Pty Limited ("Principal Pty")

                  (e) Relationship Agreement among the Company, PHF No. 1 Pty Limited, PHF No. 2 Pty Limited, Tanoa, Mindra Pty Limited, Beheer-en Beleggingsmaatschappij Dilava BV, Beheer-en Beleggingsmaatschappij Rocla BV, Moran Health Care ("Australia") Pty Limited ("Moran Australia") and Moran Health Care Group Pty Limited ("Moran")

                  (f) Deed of Mortgage and Annexure B to Mortgage between Principal Pty and ABN Facilities

                  (g) Capital Contribution Agreement among Moran Australia, Moran and Principal Pty

                  (h) NSW Lease between Principal Pty, as lessor, and Moran Australia, as lessee

                  (i)      Lease Guarantee between Moran and Principal Pty

                  (j)      Indemnity Deed

                  (k) Procurement Agreement among Moran Australia, FAI, Moran, Douglas John Moran, Greta Richmond Moran, Peter Godfrey Moran and Shane Moran

                  (l)      Mortgage of Shares between Moran and Principal Pty

Exhibit 12 Statement re Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends - Filed herewith

Exhibit 21        Subsidiaries of Registrant - Filed herewith

Exhibit 27        Financial Data Schedule - Filed herewith

Exhibit 99(a) Financial Statements of Principal Healthcare Finance Limited-- (filed herewith):
                           -Report of Auditors
                           -Consolidated Statement of operations for the years ended August 31, 1998, 1997, and 1996
                           -Consolidated Balance Sheets as of August 31, 1998 and 1997
                           -Consolidated Statements of Shareholders' Equity for the years ended August 31, 1998, 1997, and 1996 -Consolidated Statements of Cash Flows for the years ended August 31, 1998, 1997, and 1996
                           -Notes to Consolidated Financial Statements

Exhibit 99(b)     Financial Statements of Tamaris Plc--(filed herewith):
                           -Report of Auditors
                           -Consolidated Profit and Loss Account for the years ended March 31, 1998 and 1997
                           -Consolidated Balance Sheets as of March 31, 1998 and 1997
                           -Company Balance Sheets as of March 31, 1998 and 1997 -Consolidated Cash Flow Statement for the years ended March 31, 1998 and 1997
                           -Notes to the Financial Statements

Exhibit 99(c) Financial Statements of Moran Health Care Pty Limited--(filed herewith):
                           -Independent Audit Report
                           -Consolidated Profit and Loss Account for the years ended June 30, 1998 and 1997
                           -Consolidated Balance Sheet as of June 30, 1998
                           and 1997
                           -Consolidated Statement of Cash Flows for the years ended June 30, 1998 and 1997
                           -Notes to and forming part of the financial statements