Form 10-Q
period 1998-12-31
OMEGA WORLDWIDE INC
filed 1999-02-16
CIK 1051964

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

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998
                                       OR
[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO
                               ------------    ------------

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of December 31, 1998

                          COMMON STOCK, $.10 PAR VALUE
                                    (Class)
                                   12,258,000
                               (Number of shares)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             OMEGA WORLDWIDE, INC.

                                   FORM 10-Q

                               DECEMBER 31, 1998

                                     INDEX

                                                                               PAGE NO.
                                                                               --------
PART I         FINANCIAL INFORMATION
Item 1.        Financial Statements:
               Condensed Consolidated Balance Sheets (unaudited)
                 December 31, 1998 and September 30, 1998..................        2
               Condensed Consolidated Statement of Operations (unaudited)
                 --
                 Three months ended December 31, 1998......................        3
               Condensed Consolidated Statement of Cash Flows (unaudited)
                 --
                 Three months ended December 31, 1998......................        4
               Condensed Consolidated Statement of Shareholders' Equity
                 (unaudited) --
                 December 31, 1998.........................................        5
               Notes to Condensed Consolidated Financial Statements
                 December 31, 1998 (unaudited).............................        6
Item 2.        Management's Discussion and Analysis of Financial Condition
                 and Results of Operations.................................        9
PART II        OTHER INFORMATION
Item 5.        Other Information...........................................       12
Item 6.        Exhibits and Reports on Form 8-K............................       12

                        PART 1 -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             OMEGA WORLDWIDE, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                   UNAUDITED

                                 (IN THOUSANDS)

                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                  1998           1998
                                                              ------------   -------------
                                                                              (SEE NOTE)
ASSETS
Current Assets:
  Cash and short-term investments...........................    $    610        $10,281
  Restricted cash...........................................       9,330          9,330
  Temporary advances to Principal Healthcare Finance
     Limited................................................      17,341
  Other current assets......................................       3,023          1,956
                                                                --------        -------
          Total current assets..............................      30,304         21,567
Land and buildings subject to triple-net lease, net of
  accumulated depreciation of $355 and $157, respectively...      79,472         27,300
Investments in and advances to Principal Healthcare Finance
  Limited...................................................      38,124         37,902
Other assets................................................       5,022          2,223
                                                                --------        -------
                                                                 122,618         67,425
                                                                --------        -------
          Total Assets......................................    $152,922        $88,992
                                                                ========        =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses.....................    $  3,277        $ 1,901
  Accrued income taxes......................................         745            433
  Bank revolving credit facility............................      23,500
  Non-interest bearing deferred purchase obligation.........      30,405         28,007
                                                                --------        -------
          Total current liabilities.........................      57,927         30,341
Revolving warehouse facility................................      35,364
                                                                --------        -------
          Total Liabilities.................................      93,291         30,341
Shareholders' Equity:
  Preferred Stock $1.00 par value:
     Authorized 10,000 shares
       Outstanding 260 Class B shares at liquidation
      value.................................................       2,600          2,600
  Common stock $.10 par value
     Authorized 50,000 shares
       Outstanding 12,258 shares............................       1,226          1,226
  Additional paid-in capital................................      52,861         52,861
  Retained earnings.........................................       3,246          1,955
  Unrealized loss on Tamaris stock..........................        (311)
  Cumulative translation adjustments........................           9              9
                                                                --------        -------
          Total shareholders' equity........................      59,631         58,651
                                                                --------        -------
          Total Liabilities and Shareholders' Equity........    $152,922        $88,992
                                                                ========        =======

Note -- The balance sheet at September 30, 1998, has been derived from audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

           See notes to condensed consolidated financial statements.

                             OMEGA WORLDWIDE, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                   UNAUDITED

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              THREE MONTHS ENDED
                                                              DECEMBER 31, 1998
                                                              ------------------
                                                                    NOTE A
Revenues:
  Fee income -- Principal Healthcare Finance Limited........       $ 1,143
  Interest:
     Principal Healthcare Finance Limited...................         1,089
     Short-term investments.................................           226
  Rent income...............................................         1,315
  Other income..............................................            85
                                                                   -------
                                                                     3,858
Expenses:
  Direct costs of services provided.........................           657
  Allocated expenses from Omega Healthcare Investors,
     Inc. ..................................................           188
  Imputed and other interest................................           853
  Provision for depreciation................................           194
  General and administrative................................           365
                                                                   -------
                                                                     2,257
                                                                   -------
Earnings before equity earnings and taxes...................         1,601
Equity in earnings of Principal Healthcare Finance
  Limited...................................................           223
                                                                   -------
Net earnings................................................         1,824
Provision for Federal and foreign income taxes..............          (533)
                                                                   -------
Earnings before preferred stock dividends...................         1,291
Preferred stock dividends...................................           (52)
                                                                   -------
Net Earnings Available to Common Shareholders...............       $ 1,239
                                                                   =======
Earnings per common share, Basic............................          $0.10
                                                                   =======
Earnings per common share, Diluted..........................         $0.10
                                                                   =======
Average shares outstanding, Basic...........................        12,258
                                                                   =======
Average shares outstanding, Diluted.........................        12,258
                                                                   =======
Total comprehensive income, net of taxes....................       $   980
                                                                   =======

           See notes to condensed consolidated financial statements.

                             OMEGA WORLDWIDE, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                   UNAUDITED

                                 (IN THOUSANDS)

                                                              THREE MONTHS ENDED
                                                              DECEMBER 31, 1998
                                                              ------------------
                                                                    NOTE A
Operating activities:
  Net earnings..............................................       $  1,291
  Adjustments to reconcile net earnings to cash provided by
     operating activities:
     Equity earnings in Principal Healthcare Finance
      Limited...............................................           (223)
     Imputed interest.......................................            571
     Depreciation and amortization..........................            222
     Other non-cash charges.................................            116
  Net change in operating assets and liabilities............         (1,191)
  Foreign currency translation..............................             20
                                                                   --------
Net cash provided by operating activities...................            806
Cash flows from financing activities:
  Proceeds from bank revolving credit facility..............         23,500
  Proceeds from revolving warehouse facility................         34,502
  Borrowings from Omega.....................................         14,786
  Repayment of borrowings from Omega........................        (14,786)
  Other.....................................................             (9)
                                                                   --------
Net cash provided by financing activities...................         57,993
Cash flow from investing activities:
  Acquisition of real estate by subsidiary..................        (49,288)
  Temporary advances to Principal Healthcare Finance
     Limited................................................        (17,341)
  Investment in Tamaris Plc stock...........................         (2,884)
  Other.....................................................          1,043
                                                                   --------
Net cash used in investing activities.......................        (68,470)
                                                                   --------
Decrease in unrestricted cash and short-term investments....         (9,671)
Cash and short-term investments at October 1, 1998..........         10,281
                                                                   --------
Cash and short-term investments at December 31, 1998........       $    610
                                                                   ========

           See notes to condensed consolidated financial statements.

                             OMEGA WORLDWIDE, INC.

            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                   UNAUDITED

                                 (IN THOUSANDS)

                                                                                                  ACCUMULATED
                                                          ADDITIONAL                                 OTHER
                                          COMMON STOCK     PAID-IN      PREFERRED    RETAINED    COMPREHENSIVE
                                           PAR VALUE       CAPITAL        STOCK      EARNINGS       INCOME
                                          ------------    ----------    ---------    --------    -------------
Balance at October 1, 1998 (12,258
  shares)...............................     $1,226        $52,861       $2,600       $1,955         $   9
Net earnings for the three months ended
  December 31, 1998.....................                                               1,291
Unrealized loss on Tamaris Plc stock....                                                              (311)
                                             ------        -------       ------       ------         -----
Balance at December 31, 1998............     $1,226        $52,861       $2,600       $3,246         $(302)
                                             ======        =======       ======       ======         =====

           See notes to condensed consolidated financial statements.

                             OMEGA WORLDWIDE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   UNAUDITED

                               DECEMBER 31, 1998

NOTE A -- ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

     On April 2, 1998, the registration statement of Omega Worldwide, Inc. (the "Company") became effective and the Company offered 3,750,000 shares of common stock to the public at $7.50 per share. The Company received $27,375,000, net of issuance costs of $750,000. Shares offered included 500,000 shares in a primary offering and 3,250,000 shares in a rights offering. Operations commenced upon the effectiveness of the initial public offering. Additionally, except for $1,000 invested by Omega at the date of formation (November 1997), there were no cash flow activities of the Company from the date of formation to the date operations commenced.

     Immediately prior to the offering of shares by the Company, Omega Healthcare Investors, Inc. ("Omega") contributed substantially all of its investment in Principal Healthcare Finance Limited ("Principal") to the Company. Assets contributed by Omega, which were recorded by the Company at Omega's accounting basis, included a $23,805,000 subordinated loan to Principal, 33.375% of the common stock of Principal with a carrying value of $5,297,000, warrants for 10,552,250 shares and other net assets totaling $150,000. Omega also assigned its interest in a management agreement with Principal in which the Company receives an annual fee of .9% of Principal's assets (as defined) for providing certain advisory services. In exchange, Omega received 8,500,000 shares of common stock and 260,000 shares of Class B preferred stock. Of the common stock received by Omega, approximately 5,200,000 shares were distributed pro rata to Omega's shareholders, and approximately 2,300,000 were sold pursuant to the Company's registration statement. Omega retained approximately 9.5% of the Company's common stock.

BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements for the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 1998, are not necessarily indicative of the results that may be expected for the year ending September 30, 1999. For further information, refer to the financial statements and footnotes thereto in the Company's annual report on Form 10-K for the period ended September 30, 1998.

CONSOLIDATION

     The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of all material intercompany accounts and transactions. The Company's wholly owned subsidiary, Principal Healthcare Finance Trust (the "Trust"), is consolidated on a one-month lag basis as the Trust has an August 31 year end and a November 30, 1998 quarter end. There were no material changes to the Trust's net assets during the month of December.

NOTE B -- REAL ESTATE ACQUISITIONS BY PRINCIPAL HEALTHCARE FINANCE TRUST

     In November 1998, the Trust agreed to acquire and leased back 30 nursing homes in the Australian states of New South Wales, Queensland, Western Australia and Victoria for a total committed transaction value of

$75 million. The transaction is in three phases with the first phase closing in November and consisting of the purchase of 25 facilities for approximately $49 million. The purchase of five newly built victoria homes will occur in the second phase when construction is completed and stabilized occupancy of the homes has been achieved; the 5 homes will be purchased for an aggregate price of approximately $11 million. The final phase involving an additional $15 million encompasses the renovation and refurbishing of the initial 25 facilities during a five-year period ending October 2003 to enable these homes to comply with physical plant regulations being implemented. All disbursements subsequent to the first phase are conditioned upon various levels of operating profitability and performance.

     The investment was initially funded by drawing $34.5 million on the Trust's $45 million revolving credit facility and an interim bridge loan advance of $14.8 million provided by Omega. The Omega loan was repaid prior to December 31, 1998 by the Company.

NOTE C -- ASSET CONCENTRATIONS

     As of December 31, 1998, 100% of the Trust's real estate investments are related to long-term care facilities located in Australia. All the properties are leased to Moran Health Care Group (Australia) Pty Limited, currently the largest operator of aged care homes in Australia.

NOTE D -- PRINCIPAL HEALTHCARE FINANCE LIMITED

     Principal has a year end of August 31, and the Company recognizes its share of Principal's earnings on a one-month lag basis. The following summarizes unaudited operating results of Principal for the three months ended November 30, 1998 (in thousands):

Revenues:
  Rent income.............................................    $13,450
  Interest income.........................................      1,526
  Other income............................................         39
                                                              -------
     Total revenues.......................................               $ 15,015
Expenses:
  Interest expense........................................     (9,814)
  Depreciation and amortization...........................     (2,340)
  General and administrative..............................     (1,286)
                                                              -------
     Total expenses.......................................                (13,440)
                                                                         --------
Income from operations before income taxes................                  1,575
Provision for income taxes................................                   (863)
                                                                         --------
Net income from operations................................               $    712
                                                                         ========

     The effective tax rate differs from the U.S. tax rate primarily because the provision for depreciation and amortization is not deductible for tax purposes in the United Kingdom. The Company's proportionate share of Principal's earnings for the three months ended November 30, 1998 is approximately $238,000. Additionally, the Company has recorded a charge against earnings of approximately $20,000, representing amortization over a ten-year period of the excess of the Company's investment in Principal over its proportionate share of Principal's underlying equity. In January, the Company received $267,000 representing a 5 pence dividend declared by Principal's Board of Directors.

NOTE E -- INCOME TAXES

     Income tax expense differs from the amount computed by applying the U.S. Federal income tax rate of 34% to earnings before taxes as follows (in thousands):

Computed expected tax expense...............................    $620
Tax effect on equity earnings...............................     (76)
Foreign tax rate differential, credits and other............     (11)
                                                                ----
  Total.....................................................    $533
                                                                ====

     The provision for deferred taxes related to foreign investments has been partially offset by available related foreign tax credits.

NOTE F -- NET EARNINGS PER SHARE

     Net earnings per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share amounts reflect the dilutive effect of stock options (438 shares at December 31, 1998). The assumed conversion of shares of preferred stock currently is anti-dilutive.

NOTE G -- CREDIT FACILITIES

     In November 1998, the Company entered into a revolving credit agreement with two banks for borrowings up to $25 million. Omega provided a guarantee to the banks in consideration of a fee of 1%, plus an annual 25 basis point facility fee. The agreement is scheduled to expire on September 30, 2000. The Company will also pay to the banks an unused facility fee, presently at .30%. Borrowings under the facility bear interest at LIBOR plus 1.1875% or, at the Company's option, at the prime rate. At December 31, 1998, the interest rate on the Company's $23.5 million borrowings is at 6.77%.

     In November 1998, the Trust entered into a revolving warehouse facility with an Australian bank for loans up to approximately $45 million. The revolving warehouse facility provides that borrowings for the initial six-month period will be at the base rate plus 1.10% or 6.10%, and interest thereafter at the base rate (as defined) plus 1.50%. Also included in the terms are a non-use fee equal to .25% for the undrawn balance of the revolving warehouse facility and the establishment fee paid to the bank.

NOTE H -- RELATED PARTY TRANSACTIONS

     Pursuant to the provisions of a Service Agreement between Omega and the Company, indirect costs incurred by Omega, including compensation of shared executive officers and relations support personnel, and costs incurred by Omega for rent, insurance, telephone, utilities, supplies, maintenance and travel, are allocated to the Company based upon the relationship of assets under the Company's management to the combined total of those assets and Omega's assets. Assets and costs in the formula are on a one-quarter lag basis. Allocated expenses during the three-month period ended December 31, 1998 were approximately $188,000. Such allocations are based on estimates and formulas that management believes to be reasonable.

     Temporary advances and advances to Principal in the amount of $25,720,000 are outstanding at December 31, 1998. Interest at 9.25% is paid on a monthly basis. Included in interest income for the three-month period ended December 31, 1998 is $328,000 related to advances to Principal.

     Interest on the subordinated loan to Principal and fees from services are $761,000 and $1,143,000, respectively, for the three month period ended December 31, 1998. The subordinated loan currently bears interest at 12.18%.

     During the three months ended December 31, 1998, Omega provided an interim bridge loan of $14.8 million for the Trust. This loan was repaid by the Company on December 31, 1998. Interest on the bridge loan from Omega totaled $103,000 for the three month period ended December 31, 1998.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

     "Safe Harbor" Statements Under the United States Private Securities Litigation Reform Act of 1995. Statements that are not historical facts contained in Management's Discussion and Analysis are forward-looking statements that involve risks and uncertainties that could cause actual results to differ from projected results. Some of the factors that could cause actual results to differ materially include: the financial strength of the operators of the facilities owned by the Company's subsidiary and investees, as it affects their continuing ability to meet their obligations under the terms of the lease agreements; changes in operators or ownership of operators; government policy relating to the healthcare industry, including changes in the reimbursement levels; operators' continued eligibility to participate in the government sponsored payment programs; changes in the reimbursement by other third party payors; occupancy levels at the facilities; the ability and cost of capital of the Company and its investees; the strength and financial resources of competitors of the Company and investees to make additional real estate investments at attractive yields; and the ability to obtain debt and equity at reasonable costs.

     Following is a discussion and analysis of the Company's consolidated results of operations, financial condition and liquidity and capital resources. The discussion should be read in conjunction with the unaudited consolidated financial statements and accompanying notes.

RESULTS OF OPERATIONS

     Revenues from rents and interest for the quarter ended December 31, 1998 were $3,858,000. The Company's revenue is generated from investment and advisory services from Principal Healthcare Finance Limited ("Principal"), from investments made by its wholly-owned subsidiary, Principal Healthcare Finance Trust (the "Trust"), and from investing in short-term investments.

     Interest expense of $853,000 for the three months ended December 31, 1998 is comprised of imputed interest of $571,000 and interest and fees incurred of $282,000 related to borrowings of the Trust related to acquisition.

     Direct cost of services provided of $657,000 for the three months ended December 31, 1998 represents costs incurred by Omega (UK) Limited and Omega (Australia) Pty Limited. Omega (UK) Limited and Omega (Australia) Pty Limited are the primary service providers for the activities related to Principal and the Trust, respectively. The reported amount represents direct costs incurred in the delivery of the services for which rent and fee income has been recognized.

     Allocated expenses of $188,000 for the three months ended December 31, 1998 represents the Company's allocated share of compensation, occupancy costs and other shared expenses of Omega Healthcare Investors, Inc. pursuant to provisions of the Service Agreement between Omega and the Company. General and administrative expenses of $365,000 for the three months ended December 31, 1998 represents direct administrative costs incurred by the Company for corporate expenses.

     Equity earnings of Principal of $223,000 (approximately $0.02 per share) for the quarter ended December 31, 1998 represents the Company's 33.375% equity ownership in Principal.

     The Company had net income available to common shareholders of $1,239,000, or $0.10 per share for the three months ended December 31, 1998.

LIQUIDITY AND CAPITAL RESERVE

     In November 1998, the Company obtained a $25 million revolving credit facility which expires on September 30, 2000. The Company has borrowed $23.5 million of this credit facility, primarily to fund the temporary advances of Principal and the Trust. In the second quarter, the Company expects to repay all borrowings on its credit facility upon completion of long-term capital raising initiatives by Principal and the Trust.

     Also in November 1998, the Trust obtained a revolving warehouse facility from two banks in Australia for borrowings up to approximately $45 million. Borrowings of approximately $34.5 million from the revolving warehouse facility and an interim bridge loan from Omega of $14.8 million were used to fund the purchase by the Trust of 25 long-term care facilities from an affiliate of Moran Health Care Group (Australia) Pty ("Moran") for approximately $49 million. The facilities were immediately leased back to an affiliate of Moran for an initial 30-year term.

     Included in other assets is the Company's investment of stock of Tamaris PLC, a public operating company in the United Kingdom. During the three months ended December 31, 1998, the Company purchased approximately 4.2 million shares of Tamaris stock, representing approximately 10% of its outstanding shares, for $2,884,000. As of December 31, 1998, the fair value of the Company's investment in Tamaris stock decreased approximately $471,000.

     The Company intends to continually seek new investment in providers of finance to long-term care operators outside the United States.

MARKET RISK

     The Company is exposed to various market risk. Market risk is the potential loss arising from adverse changes in market interest rates and prices, such as foreign currency exchange rates. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

     The Company enters into forward foreign contracts principally to hedge currency fluctuations in its investments denominated in foreign currencies, thereby limiting the Company's risk that would otherwise result from changes in exchange rates. At December 31, 1998, the Company had outstanding a ten-year British pound sterling forward currency swap to exchange L20,000,000 for $31,740,000 to mature on October 15, 2007, and a five-year Australian dollar forward currency swap to exchange A$15,000,000 for $9,330,000 to mature on July 3, 2003. From time to time, the Company may also obtain hedges for its foreign currency exposure relative to temporary loans to Principal and the Trust. Because of the Company's foreign exchange contracts, its sensitivity to foreign exchange currency exposure is considered low.

YEAR 2000 IMPLICATIONS

     The Year 2000 compliance issue concerns the inability of certain systems and devices to properly store dates beyond December 31, 1999. This could result in system failures, malfunctions or miscalculations that disrupt normal operations. This issue affects most companies and organizations to large and small degrees, at least to the extent that potential exposures must be evaluated.

     The Company is reviewing risks with regard to the ability of the impact of outside vendors' ability to operate, including Omega's services under the Services Agreement, and the impact of tenants' ability to operate. Omega has certified that its internal operations, its technology infrastructure, information systems and software applications are likely to be compliant or will be compliant by mid-1999 based upon certification statements by the applicable vendors. In those cases where there are compliance issues, these are considered to be minor in nature and remedies are already identified. Expenditures for such remedies will not be material.

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

     Based upon current information, the Company believes that the risk posed by foreseeable Year 2000 related problems with internal systems (including both information and non-information systems) is minimal. Year 2000 related problems with software applications and internal operational programs are unlikely to cause more than minor disruptions in the Company's operations. Year 2000 related problems at certain of its third-party service providers, such as its banks, payroll processor, and telecommunications provider is marginally greater, though, based on current information, the Company does not believe any such problems would have a material effect on its operations. For example, Year 2000 related problems at such third-party service providers could delay the processing of financial transactions and could disrupt the Company's internal and external communications.

     The Company believes that the risk posed by Year 2000 related problems at properties of its subsidiaries and investees or with its tenants is marginally greater, though, based on current information, the Company does not believe any such problems would have a material effect on its operations. Year 2000 related problems at certain governmental agencies and third-party payers could delay the processing of tenant financial transactions, though, based upon current information, the Company does not believe any such problems would have a material long-term effect on its operations. Year 2000 related problems with the electromechanical systems at its properties are unlikely to cause more than minor disruptions in the Company's operations.

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

PART II -- OTHER INFORMATION

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (A) EXHIBITS - THE FOLLOWING EXHIBITS ARE FILED HEREWITH:

  EXHIBIT                            DESCRIPTION
  -------                            -----------

  27 FINANCIAL DATA SCHEDULE

  (B) REPORTS ON FORM 8-K

     The following report on Form 8-K was filed since September 30, 1998:

          Current report on Form 8-K dated November 12, 1998 with the following exhibits:

          Form of Transaction Documents
           Advisory Agreement
           Promissory Note

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             OMEGA WORLDWIDE, INC.
                                   Registrant

                                                            By: /s/ESSEL W. BAILEY, JR.
                                                            -----------------------------------------------------
                                                                Essel W. Bailey, Jr.
Date: February 12, 1999                                         President and Chief Executive Officer

                                                            By: /s/DAVID A. STOVER
                                                            -----------------------------------------------------
                                                                David A. Stover
Date: February 12, 1999                                         Chief Financial Officer

                                Exhibit Index
                                -------------




Exhibit No.                             Description
-----------                             -----------
     27                                 Financial Data Schedule
