Form 10-Q
period 1999-03-31
OMEGA WORLDWIDE INC
filed 1999-05-04
CIK 1051964

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)
       [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDING MARCH 31, 1999

       [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________ TO ____________

COMMISSION FILE NUMBER 000-23953

                             OMEGA WORLDWIDE, INC.
             (Exact name of registrant as specified in its charter)

         MARYLAND                                       38-3382537
 (State of Incorporation)                   (I.R.S. Employer Identification No.)

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

Yes X  No __

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 31, 1999

   COMMON STOCK, $.10 PAR VALUE                                 12,258,000
             (Class)                                        (Number of shares)



================================================================================

                             OMEGA WORLDWIDE, INC.

                                   FORM 10-Q

                                 MARCH 31, 1999

                                     INDEX

                                                                              PAGE NO.
                                                                              --------
PART I     FINANCIAL INFORMATION

Item 1     Financial Statements:

           Condensed Consolidated Balance Sheets (unaudited)   March
           31, 1999 and September 30, 1998.............................          2

           Condensed Consolidated Statements of Operations (unaudited)
           --   Three-month and six-month periods ended March 31,
           1999........................................................          3

           Condensed Consolidated Statement of Cash Flows (unaudited)
           --   Six-month period ended March 31, 1999..................          4

           Condensed Consolidated Statement of Shareholders' Equity
           (unaudited)   March 31, 1999................................          5

           Notes to Condensed Consolidated Financial Statements
           (unaudited)   March 31, 1999................................          6

Item 2     Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................          10

PART II    OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders.........          13

Item 6.    Exhibits and Reports on Form 8-K............................          13

                        PART 1 -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             OMEGA WORLDWIDE, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                 MARCH 31      SEPTEMBER 30,
                                                                   1999            1998
                                                                 --------      -------------
                                                                (UNAUDITED)     (SEE NOTE)
                           ASSETS
Current Assets:
  Cash and short-term investments...........................     $    739         $10,281
  Restricted cash...........................................        9,719           9,330
  Temporary advances to Principal Healthcare Finance
     Limited................................................       27,483
  Other current assets......................................        5,039           1,956
                                                                 --------         -------
          Total Current Assets..............................       42,980          21,567
Land and buildings, subject to triple-net lease, net of
  accumulated depreciation of $764 and $157, respectively...       77,413          27,300
Investments in and advances to Principal Healthcare Finance
  Limited...................................................       29,702          37,902
Other assets................................................        5,069           2,223
                                                                 --------         -------
                                                                  112,184          67,425
                                                                 --------         -------
          Total Assets......................................     $155,164         $88,992
                                                                 ========         =======
            LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses.....................     $  5,336         $ 1,901
  Accrued income taxes......................................          340             433
  Bank revolving credit facility............................       23,300
  Non-interest bearing deferred purchase obligation.........       30,377          28,007
                                                                 --------         -------
          Total current liabilities.........................       59,353          30,341
Revolving warehouse facility................................       34,664
                                                                 --------         -------
          Total Liabilities.................................       94,017          30,341
                                                                 --------         -------
Shareholders' Equity:
  Preferred Stock $1.00 par value:
     Authorized 10,000 shares
     Outstanding 260 Class B shares at liquidation value....        2,600           2,600
  Common stock $.10 par value
     Authorized 50,000 shares
     Outstanding 12,258 shares..............................        1,226           1,226
  Additional paid-in capital................................       52,861          52,861
  Retained earnings.........................................        4,460           1,955
  Accumulated other comprehensive income....................                            9
                                                                 --------         -------
          Total shareholders' equity........................       61,147          58,651
                                                                 --------         -------
          Total Liabilities and Shareholders' Equity........     $155,164         $88,992
                                                                 ========         =======

     Note -- The balance sheet at September 30, 1998 has been derived from audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                See notes to consolidated financial statements.

                             OMEGA WORLDWIDE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   UNAUDITED

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               THREE MONTHS      SIX MONTHS
                                                                  ENDED            ENDED
                                                              MARCH 31, 1999   MARCH 31, 1999
                                                              --------------   --------------
Revenues:
  Fee income -- Principal Healthcare Finance Limited........      $1,179          $ 2,322
  Interest:
     Principal Healthcare Finance Limited...................       1,354            2,443
     Short-term investments.................................         124              350
  Rent income...............................................       2,593            3,908
  Other income..............................................          19              171
                                                                  ------          -------
                                                                   5,269            9,194
Expenses:
  Direct costs of services provided.........................         611            1,268
  Allocated expenses from Omega Healthcare Investors,
     Inc....................................................         198              386
  Imputed and other interest................................       1,697            2,550
  Provision for depreciation................................         433              627
  General and administrative................................         439              804
                                                                  ------          -------
                                                                   3,378            5,635
                                                                  ------          -------
Earnings before equity earnings and taxes...................       1,891            3,559
Equity in earnings of Principal Healthcare Finance
  Limited...................................................         228              451
Equity in loss of Essex Healthcare Corporation..............        (304)            (371)
                                                                  ------          -------
Earnings before Federal and foreign income taxes............       1,815            3,639
Provision for Federal and foreign income taxes..............        (601)          (1,134)
                                                                  ------          -------
Earnings before preferred stock dividends...................       1,214            2,505
Preferred stock dividends...................................         (52)            (104)
                                                                  ------          -------
Net Earnings Available to Common Shareholders...............      $1,162          $ 2,401
                                                                  ======          =======
Earnings per common share, Basic............................        $0.10           $0.20
                                                                  ======          =======
Earnings per common share, Diluted..........................       $0.10            $0.20
                                                                  ======          =======
Average shares outstanding, Basic...........................      12,258           12,258
                                                                  ======          =======
Average shares outstanding, Diluted.........................      12,258           12,258
                                                                  ======          =======
Total comprehensive income, net of taxes....................      $1,516          $ 2,496
                                                                  ======          =======

                See notes to consolidated financial statements.

                             OMEGA WORLDWIDE, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                   UNAUDITED

                                 (IN THOUSANDS)

                                                                SIX MONTHS ENDED
                                                                 MARCH 31, 1999
                                                                ----------------
Operating activities:
  Net earnings..............................................        $  2,505
  Adjustments to reconcile net earnings to cash provided by
     operating activities:
     Equity earnings in Principal Healthcare Finance
      Limited...............................................            (451)
     Equity loss in Essex Healthcare Corporation............             371
     Imputed interest expense...............................           1,146
     Depreciation and amortization..........................             702
     Other non-cash charges.................................              60
Payments of federal and foreign taxes.......................            (875)
  Net change in operating assets and liabilities............            (266)
  Foreign currency translation..............................              12
                                                                    --------
Net cash provided by operating activities...................           3,204
Cash flows from financing activities:
  Proceeds from bank revolving credit facility..............          23,300
  Proceeds from revolving warehouse facility................          34,502
  Increase in restricted cash...............................            (389)
  Other.....................................................              (7)
                                                                    --------
Net cash provided by financing activities...................          57,406
Cash flows from investing activities:
  Acquisition of real estate by subsidiary..................         (49,288)
  Temporary advances to Principal Healthcare Finance
     Limited................................................         (19,096)
  Investment in Tamaris Plc stock...........................          (2,884)
  Dividends from Principal Healthcare Finance Limited.......             272
  Other.....................................................             844
                                                                    --------
Net cash used in investing activities.......................         (70,152)
                                                                    --------
Decrease in cash and short-term investments.................          (9,542)
Cash and short-term investments at October 1, 1998..........          10,281
                                                                    --------
Cash and short-term investments at March 31, 1999...........        $    739
                                                                    ========

                See notes to consolidated financial statements.

                             OMEGA WORLDWIDE, INC.
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                   UNAUDITED

                                 (IN THOUSANDS)

                                                                                               ACCUMULATED
                                                          ADDITIONAL                              OTHER
                                           COMMON STOCK    PAID-IN     PREFERRED   RETAINED   COMPREHENSIVE
                                            PAR VALUE      CAPITAL       STOCK     EARNINGS      INCOME
                                           ------------   ----------   ---------   --------   -------------
Balance at October 1, 1998 (12,258
  shares)................................     $1,226       $52,861      $2,600      $1,955         $ 9
Net earnings for the six months ended
  March 31, 1999.........................                                            2,505
Foreign currency translation
  adjustment.............................                                                           (9)
                                              ------       -------      ------      ------         ---
Balance at March 31, 1999................     $1,226       $52,861      $2,600      $4,460         $--
                                              ======       =======      ======      ======         ===

                See notes to consolidated financial statements.

                             OMEGA WORLDWIDE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   UNAUDITED

                                 MARCH 31, 1999

NOTE A -- ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

     On April 2, 1998, the registration statement of Omega Worldwide, Inc. (the "Company") became effective and it offered 3,750,000 shares of common stock to the public at $7.50 per share. The Company received $27,375,000, net of issuance costs of $750,000. Shares offered included 500,000 shares in a primary offering and 3,250,000 shares in a rights offering. Operations commenced upon the effectiveness of the initial public offering. Additionally, except for $1,000 invested by Omega at the date of formation (November 1997), there were no cash flow activities of the Company from the date of formation to the date operations commenced.

     Immediately, prior to the offering of shares by the Company, Omega Healthcare Investors, Inc. ("Omega") contributed substantially all of its investment in Principal Healthcare Finance Limited ("Principal") to the Company. Assets contributed by Omega which were recorded by the Company at Omega's accounting basis, included a $23,805,000 subordinated loan to Principal, 33.375% of the common stock of Principal with a carrying value of $5,297,000, 10,556,250 warrants and other net assets totaling $150,000. Omega also assigned its interest in a management agreement with Principal in which the Company receives an annual fee of .9% of Principal's assets (as defined) for providing certain advisory services. In exchange, Omega received 8,500,000 shares of common stock and 260,000 shares of Class B preferred stock. Of the common stock received by Omega, approximately 5,200,000 shares were distributed pro rata to Omega's shareholders and approximately 2,300,000 were sold pursuant to the Company's registration statement. Omega retained approximately 9.5% of the Company's common stock.

BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements for Omega Worldwide, Inc. (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ending September 30, 1999. For further information, refer to the financial statements and footnotes thereto in the Company's annual report on Form 10-K for the period ended September 30, 1998.

CONSOLIDATION AND SUBSIDIARIES

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of all material intercompany accounts and transactions. The Company's wholly owned subsidiary, Principal Healthcare Finance Trust (the "Trust") is consolidated on a one-month lag basis as the Trust has an August 31 year end and a February 28, 1999 quarter end. There were no material changes to the Trust's net assets during the month of March.

     Subsidiaries that are not majority owned by the Company are reported using the equity method of accounting. These results are recorded using a one-month lag. Investments in companies that do not result in the Company exercising control (usually less than 20% ownership) are recorded at fair market value. Changes in fair market value are reflected in Accumulated Other Comprehensive Income.

NOTE B -- REAL ESTATE ACQUISITIONS BY PRINCIPAL HEALTHCARE FINANCE TRUST

     In November 1998, the Trust agreed to acquire and leased back 30 nursing homes in the Australian states of New South Wales, Queensland, Westerns Australia and Victoria for $60 million. The transaction is in three phases with the first phase closing in November and consisting of the purchase of 25 facilities for approximately $49 million. The purchase of five Victoria homes will occur in the second phase upon completion of construction and the stabilized occupancy of the homes for an aggregate purchase price of approximately $11 million. The final phase involving an additional $15 million investment encompasses the renovation and refurbishing of facilities during a five-year period ending October 2003 to enable homes to comply with physical plant regulations being implemented by the Commonwealth of Australia. All disbursements subsequent to the first phase are conditioned upon various levels of operating profitability and performance.

NOTE C -- ASSET CONCENTRATIONS

     As of March 31, 1999, 100% of the Company's real estate investments are related to long-term care facilities located in Australia. All the properties are leased by the Trust to Moran Health Care Group (Australia) Pty Limited, currently the largest operator of aged care homes in Australia (See Note J -- Subsequent Event).

NOTE D -- PRINCIPAL HEALTHCARE FINANCE LIMITED

     The following summarizes unaudited operating results of Principal for the three-month and six-month periods ended February 28, 1999 (in thousands):

                                                                 THREE-MONTH          SIX-MONTH
                                                                PERIOD ENDED        PERIOD ENDED
                                                              FEBRUARY 28, 1999   FEBRUARY 28, 1999
                                                              -----------------   -----------------
Revenues:
  Rent income...............................................      $ 13,655            $ 27,105
  Interest income...........................................         1,565               3,091
  Other income..............................................            13                  52
                                                                  --------            --------
     Total revenues.........................................      $ 15,233            $ 30,248
Expenses:
  Interest expense..........................................        (9,716)            (19,530)
  Depreciation and amortization.............................        (2,339)             (4,679)
  General and administrative................................        (1,572)             (2,858)
                                                                  --------            --------
     Total expenses.........................................       (13,627)            (27,067)
                                                                  --------            --------
Income from operations before income taxes..................         1,606               3,181
Provision for income taxes..................................          (871)             (1,734)
                                                                  ========            ========
Net income from operations..................................      $    735            $  1,447
                                                                  ========            ========

     The effective tax rate is 54% which differs from the U.S. tax rate primarily because the provision for depreciation and amortization is not deductible for tax purposes in the United Kingdom. The Company's proportionate share of Principal's earnings for the three-month and six-month periods ended February 28, 1999 is approximately $245,000 and $483,000, respectively. Additionally, the Company had recorded a charge against earning of approximately $17,000 and $32,000, for the three-month and six-month periods ended February 28, 1999, respectively, representing amortization over a ten-year period of the excess of the Company's investment in Principal over its proportionate share of Principal's underlying equity. In January, the Company received $267,000, representing a 5 pence annual dividend declared by Principal's Board of Directors.

NOTE E -- ESSEX HEALTHCARE CORPORATION

     On April 2, 1998, Omega contributed to the Company its holdings in the preferred stock of Essex Healthcare Corporation ("Essex"), an Atlanta-based private operator of skilled nursing facilities. The preferred stock was valued at approximately $39,000. Essex's primary activities are in Ohio where it operates 13 long-term care and assisted living facilities (approximately 1,400 beds). It also manages 32 facilities (approximately 1,400 beds) primarily in Indiana. On July 30, 1998, the Company acquired 55,000 shares of Essex's common stock for $500,000 and converted its preferred stock for 1,940 shares of common stock. The Company holds approximately 47% of the outstanding common shares of Essex. The Company accounts for this investment using the equity method.

     The Company's proportionate share of Essex's loss for the three-month and six-month periods ended February 28, 1999 is approximately $304,000 and $371,000, respectively.

NOTE F -- NET EARNINGS PER SHARE

     Net earnings per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share amounts reflect the dilutive effect of stock options (319 shares and 438 shares for the three month periods ended March 31, 1999 and December 31, 1998, respectively). The assumed conversion of shares of preferred stock is anti-dilutive.

NOTE G -- CREDIT FACILITIES

     In November 1998, the Company entered into a revolving credit agreement with two banks for borrowings up to $25 million. Omega provided a guarantee to the banks in consideration of a fee of 1%, plus an annual 25 basis point facility fee. The agreement is scheduled to expire on September 30, 2000. The Company will also pay to the banks an unused facility fee, presently at .30%. Borrowings under the facility bears interest at LIBOR plus 1.1875% or at the Company's option, at the prime rate. At March 31, 1999, the interest rate on the Company's $23.2 million borrowings was 6.13%.

     In November 1998, the Trust entered into a revolving warehouse facility with an Australian bank for loans up to approximately $45 million. The revolving warehouse facility provides that borrowings for the initial six month period will be at the base rate plus 1.10%, and interest thereafter at the base rate (as defined) plus 1.50%. Also included in the terms are an establishment fee paid to the bank and a non-use fee equal to 0.25% of the undrawn balance of the revolving warehouse facility. At February 28, 1999, the interest rate on the Trust's $34.7 million borrowings was 5.96%.

NOTE I -- RELATED PARTY TRANSACTIONS

     Pursuant to the provisions of a services agreement between Omega and the Company, indirect costs incurred by Omega, including compensation of shared executive officers and related support personnel, and costs incurred by Omega for rent, insurance, telephone, utilities, supplies, maintenance and travel, are allocated to the Company based upon the relationship of assets under the Company's management to the combined total of those assets and Omega's assets. Assets and costs in the formula are on a one-quarter lag basis. Allocated expenses during the three-month and six-month periods ended March 31, 1999 were approximately $198,000 and $386,000, respectively. Such allocations are based on estimates and formulas that management believes to be reasonable.

     Temporary advances to Principal in the amount of $27,483,000 are outstanding at March 31, 1999. Interest at 9.25% is paid on a monthly basis. Included in interest income for the three-month and six-month periods ended March 31, 1999 is $610,000 and $938,000, respectively, related to advances to Principal.

     Fees from services provided and interest on the subordinated loan to Principal for the three-month and six-month periods ended March 31, 1999 is $1,179,000 and $2,322,000, respectively, and $744,000 and $1,505,000, respectively. The subordinated loan currently bears interest at 12.18%.

     Interest expense relating to a bridge loan from Omega totaled $103,000 during the three-month period ended December 31, 1998. This loan was repaid in full prior to December 31, 1998, and no additional interest was incurred by the Company for the three month-period ending March 31, 1999.

NOTE J -- SUBSEQUENT EVENT

     On April 1, 1999, Principal Healthcare Finance Trust completed its recapitalization through the issuance of approximately $9 million of new units in the Trust and the issuance of approximately $24 million of subordinated debt. As a result, the Company's ownership interest was diluted from 100% to 47%. The Company will record a resulting pretax gain of approximately $900,000 in the three month period ended June 30, 1999. Subsequent to this filing, the Trust will cease to be a consolidated subsidiary.

     New unit holders in the Trust are AMP Life Limited ("AMP") (47%) and Omega (8%). AMP is a subsidiary of AMP Group, a major provider of life insurance, superannuation, pensions and other financial services in Australia, New Zealand and the United Kingdom. (See 8-K filed on April 16, 1999)

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

RESULTS OF OPERATIONS

     Revenues for the three-month and six-month periods ending March 31, 1999 were $5,269,000 and $9,194,000, respectively. The Company's revenue is primarily generated from investment advisory and management services to Principal Healthcare Finance Limited ("Principal"), from debt investments in Principal and from rent on investments made by its wholly owned subsidiary, Principal Healthcare Finance Trust (the "Trust"). Fee and rent income are a function of assets under management by the Trust and Principal. At quarter end, these totaled approximately $475 million compared to $400 million at year end.

     Direct cost of services provided were $611,000 and $1,268,000 for the three-month and six-month periods ended March 31, 1999, respectively. These are costs incurred by Omega (UK) Limited and Omega (Australia) Pty Limited in providing advisory services to Principal and the Trust. They relate directly to fee and rent income. Allocated expenses from Omega Healthcare Investors, Inc. were $198,000 and $386,000 for the three-month and six-month periods ended March 31, 1999. The allocation represents the Company's share of compensation, occupancy costs and other expenses pursuant to provisions of the service agreement between Omega and the Company. General and administrative expenses of $439,000 and $804,000 for the three-month and six-month periods ended March 31, 1999, respectively, represents direct costs incurred by the Company for corporate activities.

     Interest expense for the three-month and six-month periods ended March 31, 1999 was $1,697,000 and $2,550,000, respectively. This includes imputed interest of $571,000 and $1,146,000 for the three-month and six-month periods. Interest related to borrowings of the Company to finance acquisitions by the Trust totaled $1,126,000 and $1,404,000 for the three-month and six-month periods ended March 31, 1999, respectively. The increase from prior quarters is a result of increased amounts borrowed, which is only partially offset by reduced interest rates.

     The Company owns 33.375 % of the equity in Principal. Equity in earnings of Principal were $228,000 and $451,000 (approximately $0.02 and $0.04 per share) for the three-month and six-month periods ended March 31, 1999, respectively. The Company owns 47.672% of the equity of Essex. Essex is an operator of long term and assisted living facilities. Equity in the loss of Essex Healthcare Corporation was $304,000 and $370,000 for the three-month and six-month periods ended March 31, 1999. The losses are both seasonal and non-recurring in nature. The winter quarter is traditionally the poorest quarter in the industry. In addition, unfavorable decisions from third party payors adversely affected the current quarter. The Company's investment in Essex at March 31, 1999 was approximately $200,000.

     The Company had net earnings available to common shareholders of $1,162,000 and $2,401,000 ($0.10 and $0.20 per share) for the three-month and six-month periods ended March 31, 1999, respectively.

LIQUIDITY AND CAPITAL RESERVE

     As of March 31, 1999, the Company had cash of $739 thousand and available credit under its bank revolving credit facility of $1.7 million to meet short-term requirements. This is believed adequate for normal operations. In addition, repayments of advances to Principal and the Trust will occur in the third quarter, as both companies have recently completed refinancing transactions. These funds will repay the revolving facility, leaving availability to pursue other investments.

     The Trust has a revolving warehouse facility from two banks in Australia for borrowings up to approximately $45 million. Borrowings outstanding of approximately $34.7 million were used to fund the purchase by the Trust of 25 long-term care facilities during the first quarter.

     Included in other assets is the Company's investment of stock of Tamaris PLC, a public nursing home operating company in the United Kingdom. The Company owns approximately 4.2 million shares of Tamaris stock, representing approximately 10% of its outstanding shares. The company records this asset at fair market value. As of March 31, 1999, the fair value of the investment approximates its cost of $2.9 million.

     The Company intends to continually seek new investments in providers of finance to long-term care operators outside the United States.

MARKET RISK

     The Company is exposed to various market risks. Market risk is the potential loss arising from adverse changes in market interest rates and prices, such as foreign currency exchange rates. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

     The Company enters into forward foreign contracts, principally to hedge currency fluctuations in its investments denominated in foreign currencies, thereby limiting the Company's risk that would otherwise result from changes in exchange rates. At March 31, 1999, the Company had outstanding a ten-year British pound sterling forward currency swap to exchange BPS 20,000,000 for $31,740,000 to mature on October 15, 2007, and a five-year Australian dollar forward currency swap to exchange A$15,000,000 for $9,330,000 to mature on July 3, 2003. From time to time, the Company may also obtain hedges for its foreign currency exposure relative to temporary loans to Principal and the Trust. Because of the Company's foreign exchange contracts, its sensitivity to foreign exchange currency exposure is considered low.

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

     The Company believes that the risk posed by Year 2000 related problems at properties of its subsidiaries and investees or with its tenants is marginally greater, though, based on current information, the Company does not believe any such problems would have a material effect on its operations. Year 2000 related problems at certain governmental agencies and third-party payors could delay the processing of tenant financial transactions, though, based upon current information, the Company does not believe any such problems would have a material long-term effect on its operations. Year 2000 related problems with the electromechanical systems at its properties are unlikely to cause more than minor disruptions in the Company's operations.

     The Company and Omega intend to complete outstanding assessments, to implement identified remedies, to continue to monitor Year 2000 issues, and will develop contingency plans if, and to the extent deemed, necessary. However, based upon current information and barring developments, the Company does anticipate developing any substantive contingency plans with respect to Year 2000 issues. In addition, the Company has no plans to seek independent verification or review of its assessments.

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

PART II -- OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     A Board of Directors meeting was held on March 23, 1999 in which Essel W. Bailey, Jr., Harold J. Kloosterman and Robert L. Parker were re-elected as directors of the Company with a term ending in 2002.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (A) EXHIBITS -- THE FOLLOWING EXHIBITS ARE FILED HEREWITH:

     EXHIBIT        DESCRIPTION

       27           Financial Data Schedule




     (B) REPORTS ON FORM 8-K

     The following reports on Form 8-K were filed since December 31, 1998:

      Current report on Form 8-K dated April 16, 1999 with the following exhibits:

         Form of Transaction Documents
         Subscription Deed, Principal Healthcare Finance Unit Trust No. 1 Subscription Deed, Principal Healthcare Finance Unit Trust No. 2
         Deed of Loan, PHF No. 1 Pty Limited, AMP Life Limited, Omega Worldwide, Inc.
         Principal Healthcare Finance Unit Trust No. 1, Terms of 2004 Options Principal Healthcare Finance Unit Trust No. 2, Terms of 2004 Options Advisory Agreement

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                          OMEGA WORLDWIDE, INC.
                                          Registrant

                                          By: /s/ ESSEL W. BAILEY, JR.

                                            ------------------------------------
                                            Essel W. Bailey, Jr.
                                            President and Chief Executive
May 3, 1999                                 Officer

                                          By: /s/ EDWARD C. NOBLE

                                            ------------------------------------
                                            Edward C. Noble
May 3, 1999                                 Chief Financial Officer

                                 EXHIBIT INDEX


EXHIBIT NO.                        DESCRIPTION
-----------                        -----------

EXHIBIT 27                         Financial Data Schedule