Form 10-Q
period 1999-06-30
OMEGA WORLDWIDE INC
filed 1999-08-02
CIK 1051964

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
              -----------------------------------------------------

                                    FORM 10-Q

(Mark One)
   x          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1999


              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from __________ to __________


Commission file number 000-23953


                              OMEGA WORLDWIDE, INC.
             (Exact name of registrant as specified in its charter)



               Maryland                              38-3382537
        (State of Incorporation)         (IRS Employer Identification No.)




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

   Yes        X        No
           ---------         ---------


     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 30, 1999.


           Common Stock, $.10 par value             12,264,000
                   (Class)                      (Number of shares)

                              OMEGA WORLDWIDE, INC.

                                    FORM 10-Q

                                  June 30, 1999

                                      INDEX


                                                                      Page No.
                                                                      --------
PART I     Financial Information

Item 1.    Financial Statements:

           Condensed Consolidated Balance Sheets (unaudited)
              June 30, 1999 and September 30, 1998 ..................     2

           Condensed Consolidated Statements of Operations
              (unaudited) - Three-month period ended June 30,
              1999, period from April 2, 1998 (Commencement
              of Operation) to June 30, 1998, and nine-month
              period ended June 30, 1999 ............................     3

           Condensed Consolidated Statements of Cash Flows
              (unaudited) - Nine-month period ended June 30,
              1999 and period from April 2, 1998
              (Commencement of Operation) to June 30, 1998 ..........     4

           Notes to Condensed Consolidated Financial
              Statements June 30, 1999 (unaudited) ..................     5

Item 2.    Management's Discussion and Analysis of
              Financial Condition and Results of Operations .........     9


PART II    Other Information

Item 5.    Other Information ........................................    12

Item 6.    Exhibits and Reports on Form 8-K .........................    12

                         PART 1 - FINANCIAL INFORMATION

Item 1.    Financial Statements

                             OMEGA WORLDWIDE, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In Thousands)


                                                                           June 30,  September 30,
                                                                             1999        1998
                                                                         (Unaudited)  (See Note)
                                                                         -----------  ----------
                                     ASSETS
Current Assets:
  Cash and short-term investments ....................................   $    7,089  $  10,281
  Restricted cash ....................................................          389      9,330
  Temporary advances to Principal Healthcare
    Finance Limited ..................................................       14,805     10,477
  Other Current Assets ...............................................          979      1,956
                                                                         ---------- ----------
    Total Current Assets .............................................       23,262     32,044
Land and buildings, subject to triple-net lease,
    net of accumulated depreciation of $157 at
    September 30, 1998 ...............................................            -     27,300
Investments in and advances to Principal Healthcare
    Finance Limited ..................................................       30,011     27,425
Investments in Principal Healthcare Finance Trust ....................        6,574          -
Other assets .........................................................        6,011      2,223
                                                                         ----------  ---------
                                                                             42,596     56,948
                                                                         ----------  ---------
Total Assets .........................................................   $   65,858  $  88,992
                                                                         ==========  =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses ..............................   $    1,774  $   1,901
  Accrued income taxes ...............................................          865        433
  Non-interest bearing deferred purchase obligation ..................            -     28,007
                                                                         ----------  ---------
    Total Current Liabilities ........................................        2,639     30,341
Deferred income taxes ................................................          306          -
                                                                         ----------  ---------
Total Liabilities ....................................................        2,945     30,341
                                                                         ----------  ---------

Shareholders' Equity:
 Preferred Stock $1.00 par value:
   Authorized 10,000 shares
   Outstanding 260 Class B shares at liquidation value................        2,600      2,600
 Common stock $.10 par value
   Authorized 50,000 shares
   Outstanding 12,264 and 12,258 shares, respectively ................        1,226      1,226
 Additional paid-in capital ..........................................       52,861     52,861
 Retained earnings ...................................................        6,572      1,955
 Accumulated other comprehensive income ..............................         (346)         9
                                                                         ----------  ---------
  Total Shareholders' Equity .........................................       62,913     58,651
                                                                         ----------  ---------
Total Liabilities and Shareholders' Equity ...........................   $   65,858  $  88,992
                                                                         ==========  =========


Note - The balance sheet at September 30, 1998 has been derived from audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


                 See notes to consolidated financial statements.

                              OMEGA WORLDWIDE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   Unaudited

                    (In Thousands, Except Per Share Amounts)



                                                                                               Period from
                                                                                              April 2, 1998
                                                                               Three Months   (Commencement        Nine Months
                                                                                  Ended      of Operation) to         Ended
                                                                              June 30, 1999   June 30, 1998       June 30, 1999
                                                                              -------------   -------------       -------------
Revenues:
   Fee income - Principal Healthcare Finance Limited ......................   $  1,271          $     811         $   3,593
   Fee income - Principal Healthcare Finance Trust ........................        202                  -               202
   Interest Income:
     Principal Healthcare Finance Limited .................................      1,126                788             3,569
     Short-term investments ...............................................        117                179               588
   Rent income ............................................................          -                  -             3,908
   Other income ...........................................................         24                  -                74
                                                                              --------          ---------         ---------
                                                                                 2,740              1,778            11,934
Expenses:
  Direct costs of services provided .......................................        636                524             1,904
  General and administrative ..............................................        400                231             1,204
  Allocated expenses from Omega Healthcare Investors, Inc. ................        196                151               582
  Imputed and other interest ..............................................         85                  -             2,635
  Provision for depreciation ..............................................         13                  -               640
                                                                              --------          ---------         ---------
                                                                                 1,330                906             6,965
                                                                              --------          ---------         ---------
Earnings before equity earnings, gain on dilution and  taxes ..............      1,410                872             4,969
Equity in earnings of Principal Healthcare Finance Limited ................        309                168               760
Equity in earnings of Principal Healthcare Finance Trust ..................        280                  -               280
Equity in earnings (loss) of Essex Healthcare Corporation .................          5                  -              (366)
Gain on dilution of interest in Principal Healthcare Finance Trust ........        951                  -               951
                                                                              --------          ---------         ---------
Earnings before income taxes ..............................................      2,955              1,040             6,594
Provision for income taxes ................................................       (843)              (296)           (1,977)
                                                                              ---------         ---------         ---------
Earnings before preferred stock dividends .................................      2,112                744             4,617
Preferred stock dividends .................................................        (52)               (52)             (156)
                                                                              --------          ---------         ---------
Net earnings available to common shareholders .............................   $  2,060          $     692         $   4,461
                                                                              ========          =========         =========

Earnings per common share, Basic ..........................................   $   0.16          $    0.06         $    0.36
                                                                              ========          =========         =========
Earnings per common share, Diluted ........................................   $   0.16          $    0.06         $    0.36
                                                                              ========          =========         =========
Average shares outstanding, Basic .........................................     12,264             12,256            12,260
                                                                              ========          =========         =========
Average shares outstanding, Diluted .......................................     12,264             12,260            12,260
                                                                              ========          =========         =========
Total comprehensive income, net of taxes ..................................   $  1,765          $     824         $   4,265
                                                                              ========          =========         =========

Note - The Company began operations on April 2, 1998. Accordingly, nine months for the prior year are consistent with the period from April 2, 1998 (Commencement of Operations) to June 30, 1998.


                See notes to consolidated financial statements.

                             OMEGA WORLDWIDE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   Unaudited

                                 (In Thousands)

                                                                                     Period from
                                                                                    April 2, 1998
                                                                      Nine Months  (Commencement of
                                                                         Ended       Operation) to
                                                                    June 30, 1999   June 30, 1998
                                                                    -------------   -------------
Operating activities:
   Net earnings ......................................................   $  4,617     $    744
   Adjustments to reconcile net earnings to cash
    provided by operating activities:
     Equity in earnings of Principal Healthcare Finance
       Limited .......................................................       (760)        (168)
     Equity in earnings of Principal Healthcare Finance
       Trust .........................................................       (280)           -
     Equity in loss of Essex Healthcare Corporation ..................        366            -
     Gain on dilution of interest in Principal Healthcare
       Finance Trust .................................................       (951)           -
     Imputed interest expense ........................................      1,146            -
     Depreciation and amortization ...................................        762           37
     Other non-cash charges ..........................................        171            -
   Payments of federal and foreign taxes .............................       (875)           -
   Net change in operating assets and liabilities ....................     (1,206)         241
   Foreign currency translation ......................................         19            -
                                                                         --------     --------
Net cash provided by operating activities ............................      3,009          854

Cash flows from financing activities:
   Proceeds from revolving warehouse facility ........................     34,502            -
   Other .............................................................       (117)           -
   Proceeds from issuance of common stock ............................          -       27,375
   Cash contributed by Omega in exchange of
     liabilities assumed .............................................          -          837
                                                                         --------     --------
Net cash provided by financing activities ............................     34,385       28,212

Cash flows from investing activities:
   Acquisition of real estate by subsidiary ..........................    (49,288)           -
   Temporary advances, net -
        Principal Healthcare Finance Limited .........................     (6,418)     (10,477)
        Principal Healthcare Finance Trust ...........................     13,631            -
   Investment in -
        Principal Healthcare Finance Trust ...........................     (1,108)           -
        Baneberry Healthcare Ltd .....................................     (1,622)           -
        Tamaris Plc stock ............................................     (2,884)           -
   Dividends from Principal Healthcare Finance
     Limited .........................................................        272            -
   Decrease (increase) in restricted cash ............................      5,831       (9,330)
   (Secured loan to) repayment of loan from
     individual ......................................................        102         (817)
   Other .............................................................        898          (61)
                                                                         --------     --------
Net cash used in investing activities ................................    (40,586)     (20,685)
                                                                         --------     --------
Increase (decrease) in cash and short-term investments ...............     (3,192)       8,381
Cash and short-term investments at beginning of period ...............     10,281            -
                                                                         --------     --------
Cash and short-term investments at June 30, 1999 and 1998 ............   $  7,089     $  8,381
                                                                         ========     ========

                See notes to consolidated financial statements.

                              OMEGA WORLDWIDE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                    Unaudited

                                  June 30, 1999

Note A - Organization and Significant Accounting Policies

ORGANIZATION

     On April 2, 1998, the registration statement of Omega Worldwide, Inc. (the "Company") became effective, and it offered 3,750,000 shares of common stock to the public at $7.50 per share. The Company received $27,375,000, net of issuance costs of $750,000. Shares offered included 500,000 shares in a primary offering and 3,250,000 shares in a rights offering. Operations commenced upon the effectiveness of the initial public offering. Additionally, except for $1,000 invested by Omega Healthcare Investors, Inc. ("Omega") at the date of formation (November 1997), there were no cash flow activities of the Company from the date of formation to the date operations commenced.

     Immediately prior to the offering of shares by the Company, Omega contributed substantially all of its investment in Principal Healthcare Finance Limited ("Principal-UK") to the Company. Assets contributed by Omega, which were recorded by the Company at Omega's accounting basis, included a $23,805,000 subordinated loan to Principal-UK, 33.375% of the common stock of Principal-UK with a carrying value of $5,297,000, 10,556,250 warrants and other net assets totaling $150,000. Omega also assigned its interest in a management agreement with Principal-UK in which the Company receives an annual fee of 0.9% of Principal-UK's assets (as defined) for providing certain advisory services. In exchange, Omega received 8,500,000 shares of common stock and 260,000 shares of Class B preferred stock. Of the common stock received by Omega, approximately 5,200,000 shares were distributed pro rata to Omega's shareholders, and approximately 2,300,000 were sold pursuant to the Company's registration statement. Omega retained approximately 9.5% of the Company's common stock.

BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements for the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ending September 30, 1999. For further information, refer to the financial statements and footnotes thereto in the Company's annual report on Form 10-K for the period ended September 30, 1998.

CONSOLIDATION AND SUBSIDIARIES

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of all material inter-company accounts and transactions. Prior to April 1, 1999, the Company owned 100% of Principal Healthcare Finance Trust ("Principal-Australia"). As more fully explained in Note D and the report on 8-K dated April 1, 1999, the result of newly issued shares of Principal-Australia was the dilution of the Company's ownership percentage to 47%.

     Principal-Australia's financial results prior to April 1, 1999 are included in the Company's results on a consolidated basis, while Principal-Australia's results for the current quarter are included in the Company's results using the equity method of accounting. In all periods, the results of Principal-Australia are reported on a one-month lag basis, as Principal-Australia has an August 31 year end.

     Subsidiaries that are not majority owned by the Company are reported using the equity method of accounting. These results are recorded using a one-month lag. Investments in publicly traded companies that do not result in the Company exercising control (usually less than 20% ownership) are recorded at fair market value. Changes in fair market value are reflected in Accumulated Other Comprehensive Income.

Note B - Asset Concentrations

     In prior periods where Principal-Australia was reported on the consolidated basis of accounting, 100% of the consolidated group's real estate investments were owned by Principal-Australia. All of Principal-Australia's real estate investments are long-term care facilities located in Australia. All the properties are leased by Principal-Australia to Moran Health Care Group (Australia) Pty Limited, currently the largest operator of aged care homes in Australia.


Note C - Principal Healthcare Finance Limited (Principal-UK)

     The following summarizes selected unaudited financial information of Principal-UK in accordance with United States generally accepted accounting principles (in thousands):



                                                  Three-Month   Three-Month    Nine-Month
                                                 Period Ended   Period Ended  Period Ended
Selected Operating Results for the periods:      May 31, 1999   May 31, 1998  May 31, 1999
                                                 ------------   ------------  ------------
Revenues:
   Rent income ................................       $ 13,705       $ 12,584      $ 40,810
   Interest income ............................          1,347          1,313         4,438
   Other income ...............................              -             64            52
                                                      --------       --------      --------
       Total revenues .........................         15,052         13,961        45,300
Expenses:
   Interest expense ...........................         (9,635)        (9,426)      (29,165)
   Depreciation and amortization ..............         (2,535)        (1,869)       (7,214)
   General and administrative .................         (1,413)        (1,395)       (4,271)
                                                      --------       --------      --------
       Total expenses                                  (13,583)       (12,690)      (40,650)
                                                      --------       --------      --------
Income from operations before income taxes ....          1,469          1,271         4,650
Provision for income taxes ....................           (484)          (710)       (2,218)
                                                      --------       --------      --------
Net income from operations ....................       $    985       $    561      $  2,432
                                                      ========       ========      ========


Selected Balance Sheet Information as of:         May 31, 1999    August 31, 1998
                                                  ------------    ---------------
Investments in real estate subject to
   triple-net lease, net of depreciation ......      $ 384,475      $ 365,941
Total assets ..................................        558,206        479,541
Non-recourse debt borrowings ..................        461,532        396,282
Total liabilities .............................        542,054        464,717
Total stockholders' equity ....................         16,152         14,824


     The effective tax rate is 48%, which differs from the UK tax rate primarily because the provision for depreciation and amortization is not deductible for tax purposes in the United Kingdom. The Company's proportionate share of Principal-UK's earnings for the three-month periods ended May 31, 1999 and 1998 are approximately $329,000 and $187,000, respectively, and $812,000 for the nine-month period ended May 31, 1999. Additionally, the Company had recorded a charge against earnings of approximately $20,000 and $19,000 for the three-month periods ended May 31, 1999 and 1998, respectively, and $52,000 for the nine-month period ended

May 31, 1999, representing amortization over a ten-year period of the excess of the Company's investment in Principal-UK over its proportionate share of Principal-UK's underlying equity. In January 1999, the Company received $267,000, representing a 5-pence annual dividend declared by Principal-UK's Board of Directors.

Note D - Principal Healthcare Finance Trust (Principal-Australia)

     The  following  summarizes  selected  unaudited  financial  information  of
Principal-Australia   in  accordance  with  United  States  generally   accepted
accounting principles (in thousands):

                                                   Three-Month
                                                  Period Ended
Selected Operating Results for the period:        May 31, 1999
                                                  ------------
Revenues:
   Rent income ................................       $ 2,794
   Interest income ............................           105
                                                      -------
       Total revenues .........................         2,899
Expenses:
   Interest expense ...........................        (1,493)
   Depreciation and amortization ..............          (550)
   General and administrative .................          (261)
                                                      -------
       Total expenses .........................        (2,304)
                                                      -------
Income from operations ........................       $   595
                                                      =======


Selected Balance Sheet Information as of:         May 31, 1999
                                                  ------------

Investments in real estate subject to
   triple-net lease, net of depreciation ......      $ 88,207
Total assets ..................................       109,807
Non-recourse debt borrowings ..................        76,080
Total liabilities .............................        95,102
Total unit holders' equity ....................        14,705


     As more fully described in the Form 8-K dated April 1, 1999, on April 1 Principal-Australia sold 7,500,000 newly issued shares to Omega and AMP Life Limited, as well as 875,000 additional shares to the Company. Prior to dilution, the Company owned 100% of Principal-Australia. Issuance of the new shares reduced the Company's ownership to 47% of shares outstanding. The transaction created a one-time gain on dilution of interest in Principal-Australia of $951,000, resulting in after tax earnings available to common shareholders of $628,000, or $0.05 per share.


Note E - Essex Healthcare Corporation

     On April 2, 1998, Omega contributed to the Company its holdings in the preferred stock of Essex Healthcare Corporation ("Essex"), an Atlanta-based private operator of skilled nursing facilities. The preferred stock was valued at approximately $39,000. Essex's primary activities are in Ohio, where it operates 13 long-term care and assisted living facilities (approximately 1,400 beds). It also manages 32 facilities (approximately 1,400 beds) primarily in Indiana. On July 30, 1998, the Company acquired 55,000 shares of Essex's common stock for $500,000 and converted its preferred stock into 1,940 shares of common stock. The Company holds approximately 47% of the outstanding common shares of Essex. The Company accounts for this investment using the equity method.

     The Company's proportionate share of Essex's earnings for the three-month period and share of Essex's loss for the nine-month period ended May 31, 1999 is approximately $5,000 of earnings and $366,000 of loss, respectively.

Note F - Net Earnings Per Share

     Net earnings per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share amounts reflect the dilutive effect of stock options (683 shares and 4,174 shares for the three-month periods ended June 30, 1999 and 1998, respectively, and 1,103 shares for the nine-month period ended June 30, 1999). The assumed conversion of shares of preferred stock is anti-dilutive.

Note G - Credit Facilities

     In November 1998, the Company entered into a revolving credit agreement with a bank for borrowings up to $25 million. Omega provided a guarantee to the banks in consideration of a fee of 1%, plus an annual 25 basis point facility fee. The agreement is scheduled to expire on September 30, 2000. The Company also pays to the banks an unused facility fee of 0.30%. Borrowings under the facility bear interest at LIBOR plus 1.1875% or, at the Company's option, at the prime rate. At June 30, 1999, the Company has no outstanding borrowings under the credit facility.


Note H - Related Party Transactions

     Pursuant to the provisions of a services agreement between Omega and the Company, indirect costs incurred by Omega, including compensation of shared executive officers and related support personnel, and costs incurred by Omega for rent, insurance, telephone, utilities, supplies, maintenance and travel, are allocated to the Company based upon the relationship of assets under the Company's management to the combined total of those assets and Omega's assets. Assets and costs in the formula are on a one-quarter lag basis. Allocated expenses during the three-month and nine-month periods ended June 30, 1999 were approximately $196,000 and $582,000, respectively. Such allocations are based on estimates and formulas that management believes to be reasonable.

     Temporary advances to Principal-UK in the amount of $14,805,000 and $10,477,000 are outstanding at June 30, 1999 and 1998. Interest on the temporary advances is 9.25%, paid monthly. Interest arising from temporary advances to Principal-UK is included in interest income for the three-month periods ended June 30, 1999 and 1998 is $373,000 and $64,000, respectively, and for the nine-month period ended June 30, 1999 is $1,311,000. A subordinated loan to Principal-UK in the amount of $23,805,000 is outstanding at June 30, 1999 and 1998, respectively. Interest on the subordinated loan is 12.18% at June 30, 1999 and 11.83% at June 30, 1998, paid semi-annually. Interest arising from the subordinated loan to Principal-UK included in interest income for the three-month periods ended June 30, 1999 and 1998 is $753,000 and $724,000, respectively, and for the nine-month period ended June 30, 1999 is $2,258,000.

     Fees from services provided to Principal-UK for the three-month and nine-month periods ended June 30, 1999 are $1,271,000 and $3,593,000. Fees from services provided to Principal-Australia for the three-month period ended June 30, 1999 are $202,000.

     Interest expense relating to a bridge loan from Omega totaled $103,000 during the three-month period ended December 31, 1998. This loan was repaid in full prior to December 31, 1998, and no additional interest expense was incurred by the Company for this loan subsequent to January 1, 1999.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results
           of Operations

     "Safe  Harbor"  Statements  under  the  United  States  Private  Securities
Litigation Reform Act of 1995. Statements that are not historical facts contained in Management's Discussion and Analysis are forward-looking statements that involve risks and uncertainties that could cause actual results to differ from projected results. Some of the factors that could cause actual results to differ materially include: the financial strength of the operators of the facilities owned by the Company's investees, as it affects their continuing ability to meet their obligations under the terms of the lease agreements; changes in operators or ownership of operators; governmental policies relating to the healthcare industry, including changes in reimbursement levels; operators' continued eligibility to participate in government sponsored payment programs; changes in reimbursement by other third-party payors; occupancy levels at the facilities; the ability and cost of capital of the Company and its investees; the strength and financial resources of competitors of the Company and investees to make additional real estate investments at attractive yields; and the ability to obtain debt and equity at reasonable costs.

     Following is a discussion and analysis of the Company's consolidated results of operations, financial condition and liquidity and capital resources. The discussion should be read in conjunction with the unaudited consolidated financial statements and accompanying footnotes.


Results of Operations

     The Company generates income from three primary sources: (1) Fee income from providing investment advisory and management services; (2) Interest income from providing financing to companies in the healthcare and healthcare financing industries; and (3) Equity in earnings of companies in the healthcare and healthcare financing industries.

Revenues
     Advisory fees are earned from Principal-UK and Principal-Australia based on assets (as defined) under management by the Company and its subsidiaries. Assets subject to fees from Principal-UK increased from (British pound)220 million at April 2, 1998 to (British pound)325 million at May 31, 1999. Equivalent U.S. dollar amounts based on exchange rates in effect on those dates were $367 million and $520 million, respectively. Prior to this quarter, fee income from Principal-Australia was eliminated in consolidation, but with the dilution of the Company's interest to 47% (see below) they are now reported separately. Principal-Australia assets under management for the quarter were approximately A$137 million (US$90 million).

     Interest income from Principal-UK has increased from prior years based on increased advances to fund, temporarily, acquisitions by Principal-UK. Interest income on short-term investments has declined, due to the repayment of the Company's short-term debt.

Expenses
     Direct costs of services provided are the costs associated with generating fee income from Principal-UK and Principal-Australia. The increase from the prior year is due to the opening of Omega Australia to service
Principal-Australia. The increase in general and administrative expenses and allocated expenses from Omega are reflective of the Company's growth and increased usage of the services provided by Omega. The total of the two as a percentage of revenues is 22% for the quarters ended June 30, 1999 and 1998.

Other
     Equity in earnings of Principal-UK increased from $168,000 in the quarter ended June 30, 1998 to $309,000 in the most recent period. The Company's ownership percentage in Principal-UK has remained constant at 33.375%. The increase in income is due to improved performance of Principal-UK as its leased assets and their rents have increased. In addition, Principal-UK has also increased net income by improved spreads. Spreads at Principal-UK (and Principal-Australia) generally improve annually due to the escalation clauses in each lease which are generally tied to inflation indexes, while debt is at fixed rates. Last year the rent increase was 3.76% for Principal-UK, while Principal-Australia has not yet reached the one-year anniversary of its leases.

     The equity in loss of Essex of $370,000 in the six months ending March 31, 1999 was largely due to non-recurring costs associated with an unfavorable decision by a third-party payor. The current quarter has improved to breakeven result. Management continues to make progress in structuring operations to be profitable under the new Medicare pay structure and in improving the performance at the several skilled nursing facilities that were acquired when they were unprofitable.

     The Company has two other investments in skilled nursing home operators, both located in the UK. Investments in Baneberry Healthcare Ltd. and Tamaris Plc represent less than 20% of the shares outstanding of these companies and are held as investments. The Company does not record income or loss from these operators, except to the extent of dividends received. The investment loss of Baneberry approximates market value. As Tamaris is traded on the London exchange and market value information is readily available, fluctuations in market value are reported as adjustments to total comprehensive income.

     As more fully described in the Form 8-K dated April 1, 1999, on April 1 Principal-Australia sold 7,500,000 newly issued shares to Omega and AMP, as well as 875,000 additional shares to the Company, diluting the Company's ownership to 47%. The transaction created the one-time gain on dilution of interest in Principal-Australia of $951 thousand, resulting in after tax earnings available to common shareholders of $628 thousand, or $0.05 per share.

     The Company's effective tax rate varies from the federal statutory rate of 34% due to state taxes, tax benefits realized from the initial formation of the Company and the benefit of available foreign tax credits.


Liquidity and Capital Resources

     As of June 30, 1999, the Company had cash and short-term investments of $7 million and the availability of $25 million under the Company's bank revolving credit facility. These funds are in excess of short-term operating requirements of the Company and are available for further investments or expansion of the Company's operations into other geographical areas.


Market Risk

     The Company is exposed to various market risks. Market risk is the potential loss arising from adverse changes in market interest rates and prices, such as short-term borrowing and foreign currency exchange rates. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. The Company enters into forward foreign currency contracts principally to hedge currency fluctuations in its investments denominated in foreign currencies, thereby limiting the Company's risk that would otherwise result from changes in exchange rates. At June 30, 1999, the Company had outstanding a ten-year British pound sterling forward currency swap to exchange BPS 20,000,000 for $31,740,000 to mature on October 15, 2007, and a five-year Australian dollar forward currency swap to exchange A$15,000,000 for $9,330,000 to mature on July 3, 2003. From time to time, the Company may also obtain hedges for its foreign currency exposure relative to temporary loans to Principal and the Trust. Because of the Company's foreign exchange contracts, its sensitivity to foreign exchange currency exposure is considered low.

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

    The Company is reviewing risks with regard to the ability of the impact of outside vendors' ability to operate, including Omega's services under the Services Agreement, and the impact of tenants' ability to operate. Based upon information available from technology vendors to date, Omega does not believe that there are issues which could have a material effect upon its internal operations, its technology infrastructure, information systems and software applications. In those cases where there are compliance issues, these are considered to be minor in nature and remedies are already identified. Expenditures for such remedies will not be material.

    With respect to the Company's other material outside vendors, such as its banks, the Company's assessment will cover the compliance efforts of significant vendors, the effects of potential non-compliance, and remedies that may mitigate or obviate such effects as to the Company's business and operations. Based upon its assessment of outside vendors, the Company does not believe that there are issues which could have a material effect on its operations.
    With respect to the tenants and properties, the Company's subsidiaries and investees are making assessments covering their tenants' compliance efforts, the possibility of any interface difficulties or electromechanical problems relating to compliance by material vendors, the effects of potential non-compliance, and remedies that may mitigate or obviate such effects. Based upon responses from tenant surveys to date, the Company does not believe that there are tenant/property-related issues which could have a material effect upon its operations.
    Because these early evaluations have been conducted by the Company's own personnel or by selected inquiries of its vendors and tenants in connection with their routine servicing operations, the Company believes that its expenditures for assessing Year 2000 issues, though difficult to quantify, have not been material. In addition, the Company is not aware of any issues that will require material expenditures by the Company in the future.

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

    The Company and Omega intend to complete outstanding assessments, to implement identified remedies and to continue to monitor Year 2000 issues, and will develop contingency plans if, and to the extent deemed, necessary. However, based upon current information and barring developments, the Company does not anticipate developing any substantive contingency plans with respect to Year 2000 issues. In addition, the Company has no plans to seek independent verification or review of its assessments.

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

PART II -   OTHER INFORMATION

Item 5.  Other Information

        None


Item 6.  Exhibits and Reports on Form 8-K:

        (a) Exhibits - the following exhibits are filed herewith:

          Exhibit   Description
          -------   -----------

            27      Financial Data Schedule


        (b) Reports on Form 8-K:

        The following report on Form 8-K was filed since March 31, 1999:

           Current report on Form 8-K dated April 16, 1999 with the following exhibits:

                    Form of Transaction Documents
                    Subscription Deed, Principal Healthcare Finance Unit Trust No.1 Subscription Deed, Principal Healthcare Finance Unit Trust No.2 Deed of Loan, PHF No.1 Pty Limited, AMP Life Limited, Omega Worldwide, Inc. Principal Healthcare Finance Unit Trust No.1, Term of 2004 Options Principal Healthcare Finance Unit Trust No.2, Term of 2004 Options Advisory Agreement

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                             OMEGA WORLDWIDE, INC.
                                   Registrant


                                      By   /s/   ESSEL W. BAILEY, Jr.
                                           ---------------------------
                                           Essel W. Bailey, Jr.
August 2, 1999                             President and Chief Executive Officer


                                      By   /s/   EDWARD C. NOBLE
                                          ------------------------
                                           Edward C. Noble
August 2, 1999                             Chief Financial Officer