Form 10-K
period 1999-09-30
OMEGA WORLDWIDE INC
filed 1999-12-27
CIK 1051964

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

|X|      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended September 30, 1999

|_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

Common Stock, $.10 Par Value

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

         The aggregate market value of the voting stock of the registrant held by non-affiliates was $43,273,082 based on the $4.125 closing price per share for such stock on the NASDAQ National Market on December 15, 1999.

         As of December 15, 1999, there were 12,266,000 shares outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE


         Portions of the Registrant's Proxy Statement for its Annual Meeting of Shareholders which will be filed with the Commission on or about January 10, 2000, are incorporated herein by reference as indicated herein.

                                     PART I

Item 1 -- Business of the Company


         The business of the Company is to provide asset management services and management advisory services, as well as equity and debt capital, to the healthcare industry, particularly residential healthcare services to the elderly. The Company has established financing activities in the United Kingdom and the Commonwealth of Australia. Subsequent to September 30 the Company acquired leasehold rights and other assets incidental to 119 nursing homes in the United Kingdom.


         The Company often provides seed equity and debt capital to enable the establishment of operating or financing firms, identifying high quality management personnel and providing financial support to such companies. The intent of the Company is to invest in less than majority equity positions in such firms, to provide continuing support while such firms are not public, and to secure local capital as the major source of the growth capital for expansion and development of such firms. The result is to enable such firms to access capital markets in the locales in which services are provided.


         It is the intent of the Company to develop a significant international presence in healthcare services to the elderly, both in finance and operations, and to undertake within the United States, operating or real estate activities of a sort not possible for a healthcare Real Estate Investment Trust ("REIT"). The Company was established by and shares certain management personnel with Omega Healthcare Investors, Inc. ("Omega"), a publicly traded REIT, which owns and finances healthcare operating facilities in the United States.

         The Company was established in November 1997 and began initial operation as a separate entity on April 2, 1998, when Omega distributed shares of the Company's common stock to Omega's existing shareholders. At the same time, the Company undertook a primary offering and Omega undertook a secondary offering of shares of the Company's common stock. Omega distributed 5.2 million shares, sold 2.8 million shares (of which 500,000 shares were sold for the account of the Company) and retained approximately 9.9% of the common shares then outstanding, together with 260,000 preferred shares, in exchange for the contribution to the Company of the following assets:


          (a) 33.375% of the ordinary shares in Principal Healthcare Finance Limited ("Principal-UK"), a Jersey corporation which is engaged in investing in long-term care facilities in the United Kingdom;


          (b)  Warrants to purchase 10,556,250 shares of Principal-UK;


          (c) A subordinated debt note of Principal-UK in the amount of (pound) 15 million; and

          (d) Miscellaneous other net assets stated at a net carrying amount of $150,000.


         Principal-UK is, as of the date of this report, the owner of 207 long-term care facilities, primarily purpose-built nursing homes, subject to long-term, triple-net leases to 13 operating companies in the UK. Principal-UK's revenues for the year ending August 31, 1999 totaled $61.8 million, assets totaled $570 million and net earnings totaled $3.9 million. Principal-UK has employed fixed-rate financing in which it attempts to match the term of assets and liabilities. Its rental agreements provide annual increases in rentals in 30-year terms, generally in accordance with the British consumer price index. Principal has financed its activities through the issuance of long-term, fixed-rate securitized debt. Its initial securitization was issued in December 1997 in the amount of (pound)150 million, repayable in the years 2025 and 2027. In March 1999 a second securitization was issued in the amount of (pound)122 million, repayable in the years 2027 and 2029. Pursuant to the contract expiring on December 31, 2002, the Company provides management services to Principal-UK for a fee equal to 0.9% of assets managed. In November 1999, Principal-UK declined to extend the contract for an additional year as provided in its self extending clause. Both securitizations have maturities that are consistent with the term of the leases with respect to the facilities financed.

         In June 1998, the Company acquired 100% of the units of Assisted Living Unit Trust from FAI Insurances Limited, a life and health insurer in Australia, and its subsidiary, Premier Care Australia (Holdings) Pty Limited, and changed the name of the trust to Principal Healthcare Finance Trust ("Principal-Australia"). Principal-Australia is an Australian Unit Trust which owned, as of the date of acquisition by the Company, ten long-term nursing homes and 480 assisted living units in New South Wales. Initial long-term financing of A$127.9 million was completed in October 1999. The amount is repayable in quarterly installments through 2027.

        Principal-Australia net leased its assets to an affiliate of Moran Health Care Group Pty Limited ("Moran"), the largest operator of long-term care and assisted living facilities in Australia, for an initial term of 30 years. On November 12, 1998, Principal-Australia completed the first phase of a three-part purchase and leaseback transaction, also with Moran, which encompassed 30 long-term care facilities in Victoria, New South Wales and Western Australia. In phase one of the transaction, an affiliate of Moran sold 25 homes to Principal-Australia for A$80 million and immediately leased them back for an initial 30-year term. Simultaneously, phase two of the agreement called for Principal-Australia to acquire, upon completion and rent-up to stabilized occupancy, five additional Victoria facilities from an affiliate of Moran for an aggregate purchase price of A$10.5 million. Phase two was completed in March 1999. Phase three involves the advance by Principal-Australia of an additional A$25 million to enable refurbishing and renovation of such of the initial facilities as is necessary over a five-year period. The advance of funds in excess of A$90 million is subject to the tenant achieving special performance standards and operating profitability (rent coverage) over the period of the commitment, which expires in October 2003. The Company provides management services to Principal-Australia for a fee equal to 0.9% of assets managed. The agreement extends through December 31, 2007.

         The Company acquired, in connection with its initial establishment, an interest in Essex Healthcare Corporation ("Essex") and an affiliate, Atrium Living Centers, Inc. In August 1998, the Company invested an additional $500,000, increasing its equity interest in Essex to 47%. Essex is an operator of 13 long-term care facilities containing 1,400 beds in Ohio, which are leased from independent third parties, and manages 33 facilities (approximately 1,800 beds) in Indiana, Michigan, Illinois and Texas.


         In August 1998, the Company acquired from a subsidiary of Principal-UK for (pound)640,000 a 19.9% interest in Moran Healthcare (UK) Limited ("Moran UK"), the sole shareholder of Baneberry Healthcare ("Baneberry"), a UK operating company engaged in the business of providing healthcare services in Northern Ireland and England. Baneberry was previously financed by Principal-UK. Moran
(UK) is an affiliate of Moran, the operator of the long-term care facilities in Australia that are owned by Principal-Australia.

         Subsequent to year end, in October 1999, the Company, through a wholly owned subsidiary, Idun Healthcare Ltd., acquired the operating subsidiaries of Tamaris. The 48 subsidiaries acquired operate 119 nursing homes and three pharmacies in England, Scotland and Northern Ireland.

Employees

         At November 15, 1999, the Company employed ten persons in its operating office in London, England, three persons in its operating office in Sydney, Australia, three persons at the Company's executive offices in Ann Arbor, Michigan and 31 persons as shared employees with Omega at the Company's executive offices in Ann Arbor, Michigan. The Company's Idun Healthcare Ltd. employs approximately 8,700 employees in the operations it purchased in October 1999.


The Opportunity Agreement

         The Company and Omega have entered into the Opportunity Agreement to provide each other with rights to participate in certain transactions and make certain investments. The Opportunity Agreement provides, subject to certain terms, that, regardless of whether the following kinds of investments (each a "Worldwide Opportunity") first come to the attention of the Company or Omega, the Company will have the right to: (a) provide advisory services and/or management services to any healthcare investors, wherever located; (b) acquire or make debt and/or equity investments (through a joint venture or otherwise) in any healthcare investor or in healthcare real estate-related assets outside the United States; (c) make investments in any entity conducting healthcare operations; and (d) make any other real estate, finance or other investments not customarily undertaken by a qualified REIT. However, Omega will have the right, regardless of whether the following kinds of investments (each a "REIT Opportunity") first come to the attention of the Company or Omega, to: make any investment within the United States (a) in real estate, real estate mortgages, real estate derivatives or entities that invest exclusively in or have a substantial portion of their assets in any of the foregoing, so long as Omega's REIT status would not be jeopardized by the investment; and (b) that, if made by a REIT, would not result in the termination of the REIT's status as a REIT under Sections 856 through 860 of the Internal Revenue Code ("Code"). If the Company declines to pursue a Worldwide Opportunity, it must offer that opportunity to Omega, and if Omega declines to pursue a REIT Opportunity, it must offer that opportunity to the Company. Each of the Company and Omega may participate, in its discretion, in any REIT Opportunity or Worldwide Opportunity that the other requests be pursued jointly. The terms upon which each of the Company and Omega may elect to participate in such an opportunity will be negotiated in good faith and must be mutually acceptable to the respective boards of directors of the Company and Omega, with the affirmative votes of the independent directors of the respective boards of directors of the Company and Omega. Each of the Company and Omega, in its sole discretion, will make all decisions as to whether to pursue transactions or investments. The determination by each of the Company and Omega as to whether to pursue an investment or transaction individually shall be made by the affirmative votes of the independent director(s) of the board of directors of the Company or Omega. Each of Omega and the Company has agreed to notify the other of and make available to the other investment opportunities developed by such party or of which such party becomes aware but is unable or unwilling to pursue. The Opportunity Agreement has a term of ten years and automatically renews for successive five-year terms unless terminated. Pursuant to the Opportunity Agreement, Omega acquired 8% of the common shares of Principal-Australia.

         Omega and the Company have entered into a Services Agreement pursuant to which Omega provides shared management and other employees, office space and administrative services to the Company. The Company reimburses Omega quarterly for a portion of Omega's overhead expenses, such as rent, compensation and utilities, based on a formula determined by dividing the value of the assets managed by the Company at the end of each fiscal quarter by the sum of the value of the assets of Omega and assets managed by the Company at the end of each fiscal quarter.

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

         The information required by this item is incorporated herein by reference to the "Business Segment Information" footnote on page F-14 of the Company's consolidated financial statements.

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

         Healthcare is an area of extensive governmental regulation and frequent regulatory change. Operating companies in which the Company invests, as well as the lessees and mortgagors of Principal-UK, Principal-Australia and similar companies, are and will continue to be subject to extensive regulation. Changes in laws or regulations or new interpretations of existing laws or regulations can have a dramatic effect on the healthcare industry with respect to methods of doing business, costs of doing business and revenues. Principal-UK and Principal-Australia are attempting to develop and market a method of financing for healthcare properties which is not, at present, widely accepted in the United Kingdom, Australia or elsewhere, and the business of the Company may not develop and grow as the Company anticipates.

        The operating results of the healthcare facilities underlying the investments of Principal-UK, Principal-Australia and operating companies in which the Company invests will depend on various factors over which the Company will have no control and which may affect the present or future cash flows of the Company. Those factors include, without limitation, general economic conditions, changes in supply of, or demand for, competing long-term healthcare facilities, changes in occupancy levels, the ability of the lessees and mortgagors of Principal-UK, Principal-Australia and similar companies in which the Company invests through rate increases or otherwise to absorb increases in operating expenses, changes in governmental regulations and changes in planning (zoning) regulations.

         A significant portion of the revenues of operating companies, including the lessees of Principal-UK, Principal-Australia and similar companies in which the Company invests, will be dependent upon payments from third party payors, including private insurers and local and national governments. The levels of revenues and profitability of such lessees, mortgagors and operating companies may be affected by the continuing efforts of third party payors to contain or reduce the cost of healthcare. Medical advances and changes in the method of providing long-term healthcare services may significantly change the healthcare needs of the elderly and thereby reduce the demand for long-term healthcare facilities. Likewise, such advances and changes may make obsolete the healthcare properties owned or financed by Principal-UK, Principal-Australia and similar companies in which the Company invests.

         Although Principal-UK plans to increase rapidly the number of healthcare operators it finances, currently over 50% of Principal-UK's rents are derived from rent payments received from two operators. Principal-Australia also plans to increase the number of healthcare operators it finances, but presently all of its assets are operated by and leased to affiliates of Moran. Thus, the results of operations and financial condition of Principal-UK and Principal-Australia will be dependent upon the ability of these tenants to meet their obligations under their agreements with Principal-UK and Principal-Australia.

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

Directors and Executive Officers of Omega Worldwide

         Set forth below is information regarding (i) current Directors of the Company, who will serve until the term expires at the indicated annual meeting of shareholders or until their successors are elected, and (ii) the current executive officers of the Company, who are elected to serve at the discretion of the Board of Directors.


                                Term
         Name                  Expires      Age               Positions
         ----                  -------      ---               ---------


Jacques Aigrain ............    2001         45       Director
Essel W. Bailey, Jr ........    2002         55       Director, President and Chief Executive Officer
James E. Eden ..............    2000         62       Director
James P. Flaherty ..........                 52       Chief Operating Officer
Thomas F. Franke ...........    2001         70       Director
Anil Gupta .................    2000         50       Director
Harold J. Kloosterman ......    2002         57       Director
Bernard J. Korman ..........    2000         68       Director
Susan A. Kovach ............                 39       Vice President, General Counsel and Secretary
Edward Lowenthal ...........    2001         54       Director
Edward C. Noble ............                 45       Vice President and Chief Financial Officer
Robert L. Parker ...........    2002         65       Chairman of the Board of Directors


         Jacques Aigrain has been employed by J.P. Morgan and Company for 15 years. Mr. Aigrain is a managing director of J.P. Morgan and Company and joined the firm's Investment Banking Committee in July 1998 and was also made co-head of Global Mergers and Acquisitions, working from New York and London. For the previous two years, Mr. Aigrain headed Morgan's Paris office, and from 1991 through 1996 served in the London office, where he was responsible for transactions in the healthcare and chemical industries. Mr. Aigrain became a director of the Company on July 7, 1998 and holds a Ph.D. in Economics from the Sorbonne in Paris.

         Mr. Bailey has been Chief Executive Officer of the Company since April 1998, as well as a Director since its formation in November 1997. Mr. Bailey also has served as President and Chief Executive Officer of Omega, as well as a Director of Omega since its formation in 1992, and he has served as Chairman of the Board of Directors of Omega since 1995. Prior to forming Omega, he was a Managing Director of Omega Capital, a healthcare investment partnership, from 1986 to 1992. Mr. Bailey was formerly a Director of Evergreen Healthcare, Inc., which was a NYSE listed company engaged in the operation of long-term healthcare facilities, and of Vitalink Pharmacy Services, Inc., a NYSE listed company, and the operator of institutional pharmacies serving the long-term care industry in the United States. Mr. Bailey currently serves as Managing Director of Principal-UK and of Principal-Australia.

         Mr. Eden has been a Director of the Company since April 1998. He is President and principal owner of Eden & Associates, Inc., which provides consulting services to the senior living and long-term care industries. He is also President and principal owner of Senior Living Properties, LLC, and serves as Chairman and Chief Executive Officer of Oakwood Living Centers, Inc., which owns and operates 7 nursing homes in Massachusetts and Virginia. From 1976 to 1992, he held various positions in healthcare at Marriott Corporation ultimately, as Executive Vice President and General Manager of its Senior Living Services Division. Mr. Eden is also a Director of Omega, the Alliance for Aging Research and United Vanguard Homes.

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

Mr. Franke has been a Director of Omega since its  formation in 1992,  and since
Principal-UK's   formation  in  1995,   Mr.   Franke  has  been  a  Director  of
Principal-UK.

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

         Mr. Korman has been a Director of the Company since April 1998. He is Chairman of the Board of Trustees of Philadelphia Healthcare Trust, a not-for-profit health care system, and of NutraMax Products, Inc., a public consumer health care products company. He formerly was President, Chief Executive Officer and Director of MEDIQ Incorporated (health care services) from 1977 to 1995. Mr. Korman has been a Director of Omega since 1993 and also is a Director of the following public companies: The New America High Income Fund (financial services), The Pep Boys, Inc. (auto supplies), and Kranzco Realty Trust (real estate investment trust).

         Ms. Kovach joined Omega in December 1997 as Vice President, General Counsel and Secretary, and was appointed Vice President, General Counsel and Secretary of the Company in April 1998. Prior to that she was a lawyer with Dykema Gossett PLLC in Detroit, Michigan for 12 years, the last three years as a senior member of the firm.

         Mr. Lowenthal has served as a Director of the Company since April 1998. He is President and Chief Executive Officer of Wellsford Real Properties, Inc. (AMEX: WRP), a real estate merchant bank, and was President of the predecessor of Wellsford Real Properties, Inc. since 1986. Mr. Lowenthal has been a Director of Omega since 1995 and also serves as a Director of Equity Residential Properties Trust and Great Lakes REIT, Inc. He also has served as a director of United American Energy Corporation, a developer, owner and operator of energy facilities, and Corporate Renaissance Group, Inc., a mutual fund.

         Mr. Noble joined Worldwide in March 1999 as Vice President and Chief Financial Officer. From 1995 to 1998, Mr. Noble was Chief Financial Officer of the international group of Culligan Water Technologies, Inc., a manufacturer of water treatment products. From 1991 to 1995, he was Assistant Treasurer for Astrum International, Inc., a holding company in diverse industries.

         Mr. Parker has served as Chairman of the Company's Board of Directors since April 1998. He is a consultant to, and formerly was Chairman of Omega from 1992 to 1995 and Managing Director of Omega Capital from 1986 to 1992. From 1972 through 1983, Mr. Parker was a senior officer of Beverly Enterprises, the largest operator of long-term care facilities in the United States. At the time of his retirement in 1983, Mr. Parker was Executive Vice President of Beverly Enterprises. Mr. Parker is a registered architect and is licensed in California and Oklahoma. Mr. Parker also served as a Director of GranCare, Inc., a public company engaged in the operation of long-term care facilities, from 1995 to 1997, and of Vitalink Pharmacy Services Inc., a publicly-traded institutional pharmacy, during 1997. He has served as a director of Principal-UK since 1995, and of First National Bank of Bethany, Oklahoma.

         The Company  believes that all filings  required to be made pursuant to
Section 16(a) of the Securities Exchange Act of 1934 were timely made.

Item 2 -- Properties

         At September 30, 1998, the Company's real estate investments were in purchased long-term care facilities located in New South Wales, Australia and leased and operated by Moran. There are ten nursing homes with a total of 733 licensed beds (weighted average occupancy 99.1%), and the yield on this investment is 10.0%. Eight of the properties also have a total of 480 assisted living units. At September 30, 1999, the real estate investments described above continue to be owned by its unconsolidated affiliate, Principal-Australia.

Item 3 -- Legal Proceedings
         There were no legal proceedings pending as of September 30, 1999, or as of the date of this report, to which the Company is a party or to which the properties are subject.

Item 4 -- Submission of Matters to a Vote of Security Holders

         No matters were submitted to shareholders during the last quarter of the year covered by this report.

                                     PART II

Item 5--Market for Registrant's Common Equity and Related Shareholder Matters

         The Company completed its IPO on April 2, 1998, and its common stock began trading on the NASDAQ National Market System on April 10, 1998. Therefore, data for the first and second quarters of the Company's fiscal year ended September 30, 1998 does not exist. The Company's shares of common stock are traded under the symbol OWWI. The following table sets forth, for the year ended September 30, 1999 and the period ended September 30, 1998, the high and low prices as reported by the NASDAQ National Market System:


            Quarter                                     High            Low
            -------                                     ----            ---

April 10, 1998 through June 30, 1998 ............    $  10.625       $  6.875
July 1, 1998 through September 30, 1998 .........    $   8.250       $  4.000
October 1, 1998 through December 31, 1998 .......    $   4.750       $  3.500
January 1, 1999 through March 31, 1999 ..........    $   5.250       $  3.438
April 1, 1999 through June 30, 1999 .............    $   6.000       $  3.563
July 1, 1999 through September 30, 1999 .........    $   4.500       $  4.000

         The closing price quoted on the NASDAQ National Market System on December 15, 1999 was $4.125 per share. As of December 15, 1999, there were 12,266,000 shares of common stock outstanding with approximately 2,000 registered holders and approximately 12,000 beneficial owners.

Item 6 - Selected Financial Data

     The following selected financial data should be used in conjunction with the Company's consolidated financial statements appearing elsewhere herein (in thousands, except per share data):



                                                                                                   Period from
                                                                             Year Ended         April 2, 1998 to
                                                                         September 30, 1999    September 30, 1999
                                                                         ------------------    ------------------

Operating Data
Revenues ..............................................................     $  14,753               $ 5,095
Operating income ......................................................         6,414                 2,429
Equity in earnings of Principal Healthcare Finance, Limited ...........         1,223                   421
Equity in earnings of Principal Healthcare Finance Trust ..............           484                     -
Equity in earnings (loss) of Essex Healthcare, Inc ....................          (282)                   32
Gain on dilution of interest in Principal Healthcare Finance Trust ....           951                     -
Income tax provision ..................................................        (2,670)                 (927)
Net earnings ..........................................................         6,120                 1,955
Net earnings available to common shareholders .........................         5,912                 1,851

Earnings per common share, basic ......................................          0.48                  0.15
Earnings per common share, dilutive ...................................          0.48                  0.15
Weighted average of shares outstanding, basic .........................        12,261                12,255
Weighted average of shares outstanding, dilutive                               12,262                12,255

                                                                                      September 30,
                                                                                      -------------
                                                                               1999                  1998
                                                                               ----                  ----
Balance Sheet Data
Current assets ........................................................     $  7,042               $ 21,567
Total assets ..........................................................       68,412                 88,992
Current liabilities ...................................................        4,272                 30,341
Long-term debt ........................................................            -                      -
Shareholders' equity ..................................................       64,140                 58,651


MANAGEMENT'S DISCUSSION AND ANALYSIS

         "Safe Harbor" Statement Under the United States Private Securities Litigation Reform Act of 1995. Statements that are not historical facts contained in Management's Discussion and Analysis are forward-looking statements that involve risks and uncertainties that could cause actual results to differ from projected results. Some of the factors that could cause actual results to differ materially include: the financial strength of the operators of the facilities owned by the Company's investees as it affects their continuing ability to meet their obligations under the terms of the lease agreements;
changes in operators or ownership of operators; government policy relating to the healthcare industry, including changes in the reimbursement levels; operators' continued eligibility to participate in the government sponsored payment programs; changes in reimbursement by other third-party payors; occupancy levels at the facilities; the availability and cost of capital of the Company and its investees; the strength and financial resources of competitors of the Company and investees; the ability of investees to make additional real estate investments at attractive yields; and the ability of investees to obtain debt and equity capital at reasonable costs.

         Following is a discussion and analysis of the Company's consolidated results of operations, financial condition and liquidity and capital resources. The discussion should be read in conjunction with the audited consolidated financial statements and notes thereto. The Company began operations on April 2, 1998. Accordingly, results through September 30, 1998 include six months of activity, while results through September 30, 1999 include twelve months of activity.

Results of Operations

         The Company generates income from three primary sources: (1) Fee income from providing investment advisory and management services; (2) Interest income from providing financing to companies in the healthcare and healthcare financing industries; and (3) Equity in earnings of companies in the healthcare and healthcare financing industries. Prior to April 1, 1999, the Company also recorded rental income earned by its then wholly owned subsidiary, Principal-Australia.


Revenues

         Advisory  fees are earned  from  Principal-UK  and  Principal-Australia based on assets (as defined) under management by the Company and its subsidiaries. Assets subject to fees from Principal-UK increased from (pound)220 million at April 2, 1998 to (pound)324 million at September 30, 1999; 26% of this increase occurred during the current fiscal year. Equivalent U.S. dollar amounts based on exchange rates in effect on those dates were $367 million and $516 million, respectively. Prior to April 1, 1999, fee income from Principal-Australia was eliminated in consolidation, but with the dilution of the Company's interest to 47% (see below), they are now reported separately. Principal-Australia's assets under management at September 30, 1999 were approximately A$171 million (US$109 million).

         Interest income from Principal-UK has increased from prior years based on increased advances to fund, temporarily, acquisitions by Principal-UK. The average balance for the current year was approximately $18.6 million, compared to $6.3 million for the six-month period last year.


Expenses

         Direct costs of services provided are the costs associated with generating fee income from Principal-UK and Principal-Australia. The increase from the prior year monthly expense level is due to the opening of Omega Australia to service Principal-Australia. The monthly increase in general and administrative expenses and allocated expenses from Omega is reflective of the growth in assets under management and increased usage of the services provided by Omega. Interest expense was largely incurred at Principal-Australia when it was a consolidated entity for purposes of funding its investments. In its most recent quarter the Company was debt free, and interest expense of $50,000 relates to commitment fees on its line of credit.

Other

         Equity in earnings of Principal-UK increased from $421,000 in the prior year to $1,223,000 in the current year. The Company's ownership percentage in Principal-UK has remained constant at 33.375%. The increase in income is due to improved performance of Principal-UK as its leased assets and their rents have increased.

         The equity in loss of Essex of $282,000 was largely due to non-recurring costs associated with an unfavorable decision by a third-party payor. Essex management continues to make progress in structuring operations to be profitable under the new Medicare pay structure and in improving performance at the several skilled nursing facilities that were acquired when they were unprofitable. Essex has recorded profits in the two most recent quarters.

         The Company has two other investments in skilled nursing home operators, both located in the UK. Investments in Baneberry Healthcare Ltd. and Tamaris Plc at September 30, 1999 represent less than 20% of the shares outstanding of these companies and are held as investments. The Company does not record income or loss from these operators, except to the extent of dividends received. The investment cost of Baneberry approximates market value. As Tamaris was traded on the London exchange and market value information was readily available, fluctuations in market value were reported as adjustments to total comprehensive income. Subsequent to year end the Company purchased all of the operating subsidiaries of Tamaris, see Note 17 to the Financial Statements for further details.

         As more fully described in the Form 8-K dated April 1, 1999, on April 1 Principal-Australia sold 7,500,000 newly issued shares to Omega and AMP, as well as 875,000 additional shares to the Company, diluting the Company's ownership to 47%. The transaction created the one-time gain on dilution of interest in Principal-Australia of $951,000, resulting in after tax earnings of $628,000, or $0.05 per share.

         The Company's effective tax rate varies from the federal statutory rate of 34% due to the benefit of available foreign tax credits.


Liquidity and Capital Resources

         As of year end, the Company had cash and short-term investments of $5.7 million and availability of $25 million under the Company's bank revolving credit facility. These funds are in excess of short-term operating requirements of the Company and are available for further investments or expansion of the Company's operations into other geographical areas. Subsequent to year end the acquisition of Tamaris' operating entities by Idun and temporary working capital requirements of Idun were financed by this cash and a portion of the revolving credit facility.

Market Risk

     The Company is exposed to various market risks. Market risk is the potential loss arising from adverse changes in market interest rates and prices, such as short-term borrowing and foreign currency exchange rates. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. The Company enters into forward foreign currency contracts principally to hedge currency fluctuations in its investments denominated in foreign currencies, thereby limiting the Company's risk that would otherwise result from changes in exchange rates. At September 30, 1999, the Company had outstanding a ten-year British pound sterling forward currency swap to exchange BPS 20,000,000 for $31,740,000 to mature on October 15, 2007, and a five-year Australian dollar forward currency swap to exchange A$11.0 million Australian dollars for $6,749,000 to mature on July 3, 2003. From time to time, the Company may also obtain hedges for its foreign currency exposure relative to temporary loans to Principal and the Trust. Because of the Company's foreign exchange contracts, its sensitivity to foreign exchange currency exposure is considered low.

Year 2000 Implications

         The Year 2000 compliance issue concerns the inability of certain systems and devices to properly store dates beyond December 31, 1999. This could result in system failures, malfunctions or miscalculations that disrupt normal operations. This issue affects most companies and organizations, at least to the extent that potential exposures must be evaluated.

         The Company has reviewed risks with regard to the impact of outside vendors' ability to operate, including Omega's services under the Services Agreement, and the impact of tenants' ability to operate. Based upon information available from technology vendors to date, Omega does not believe that there are issues which could have a material effect upon its internal operations, its technology infrastructure, information systems and software applications. In those cases where there are compliance issues, these are considered to be minor in nature and remedies are already identified. Expenditures for such remedies have not and will not be material.

         With respect to the Company's other material outside vendors, such as its banks, the Company's assessment covered the compliance efforts of significant vendors, the effects of potential non-compliance, and remedies that may mitigate or obviate such effects as to the Company's business and operations. Based upon its assessment of outside vendors, the Company does not believe that there are issues which could have a material effect, but there can be no assurances that such issues won't have a material effect on the Company.

Item 7a--Qualitative and Quantitative Disclosure About Market Risk

 These disclosures are included in Management's Discussion and Analysis of Financial Condition and Results of Operations.


Item 8--Financial Statements and Supplementary Data

The consolidated financial statements and report of independent auditors are filed as part of this report on pages F-1 through F-15.

Item 9--Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 10 -- Directors and Executive Officers of the Registrant

Located in Part I as permitted by  Instruction  3 to Item 401(b) of  Regulation
S-K.

Item 11 -- Executive Compensation

The information required by this item is incorporated by reference to the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 19, 2000, which will be filed on or about January 10, 2000 with the Securities and Exchange Commission pursuant to Regulation 14A.

Item 12 -- Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated by reference to the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 19, 2000, which will be filed on or about January 10, 2000 with the Securities and Exchange Commission pursuant to Regulation 14A.

Item 13 -- Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held April 19, 2000, which will be filed on or about January 10, 2000 with the Securities and Exchange Commission pursuant to Regulation 14A.

                                     PART IV

Item 14 -- Exhibits, Financial Statements, Financial Statement Schedules and Reports on Form 8-K.

         (a)(1)   Listing of Consolidated Financial Statements



Title of Document                                                                          Page Number
-----------------                                                                         -----------

Report of Independent Auditors ........................................................        F-1
Consolidated Balance Sheets as of September 30, 1999 and September 30, 1998 ...........        F-2
Consolidated Statements of Operations for the year ended September 30, 1999
     and for the period from April 2, 1998 to September 30, 1998 ......................        F-3
Consolidated Statements of Shareholders' Equity for the year ended
     September 30, 1999 and for the period from April 2, 1998 to
     September 30, 1998 ...............................................................        F-4
Consolidated Statements of Cash Flows the year ended September 30, 1999  and
         for the period from April 2, 1998 to September 30, 1998 ......................        F-5
Notes to Consolidated Financial Statements ............................................        F-6


         (a)(2) Listing of Financial Statement Schedules. All schedules for which provision is made in the applicable accounting regulation of the
Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

         (a)(3) Listing of Exhibits -- See Index to Exhibits beginning on Page 18 of this report.
         (b) Reports on Form 8-K - none filed in the quarter ended September 30, 1999.
         (c) Exhibits -- See Index to Exhibits beginning on Page 18 of this report.

         (d) Financial Statement Schedules -- The following consolidated financial statement schedule is included herein: None

                         Report of Independent Auditors

Board of Directors
Omega Worldwide, Inc.

We have audited the accompanying consolidated balance sheets of Omega Worldwide, Inc. and subsidiaries as of September 30, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for the year ended September 30, 1999 and the period from April 2, 1998
(commencement of operations) through September 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Omega Worldwide, Inc. and subsidiaries at September 30, 1999 and 1998, and the consolidated results of their operations and their cash flows for the year ended September 30, 1999 and the period from April 2, 1998 through September 30, 1998 in conformity with generally accepted accounting principles.




                                                 /s/  Ernst & Young LLP

November 11, 1999
Detroit, Michigan

                              OMEGA WORLDWIDE, INC.

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except par values)





                                     ASSETS
                                                                                   September 30,
                                                                                1999          1998
                                                                                ----          ----
Current Assets:
  Cash and short-term investments ....................................      $    5,738     $   10,281
  Restricted cash ....................................................             389          9,330
  Other ..............................................................             915          1,956
                                                                             ---------      ---------
    Total Current Assets .............................................           7,042         21,567

Land and buildings subject to triple-net lease,
  net of $157 accumulated depreciation ...............................               -         27,300
Investments in and temporary advances to Principal
Healthcare Finance Limited ...........................................          48,842         37,902
Investment in Principal Healthcare Finance Trust .....................           6,619              -
Other assets .........................................................           5,909          2,223
                                                                             ---------      ---------
                                                                                61,370         67,425
                                                                             ---------      ---------
    Total Assets .....................................................      $   68,412     $   88,992
                                                                             =========      =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued expenses ..............................      $    1,177     $    1,901
  Accrued income taxes ...............................................           1,880            433
  Deferred revenue ...................................................           1,215              -
  Non-interest bearing deferred purchase obligation ..................               -         28,007
                                                                             ---------      ---------
    Total Current Liabilities ........................................           4,272         30,341


Shareholders' Equity:
  Preferred stock $1.00 par value
    Authorized 10,000 shares
    Outstanding 260 Class B shares at liquidation value ..............           2,600          2,600
  Common stock $.10 par value
    Authorized 50,000 shares
    Outstanding shares 12,266 and 12,258 shares,
    at September 30, 1999 and 1998, respectively .....................           1,227          1,226
  Additional paid-in capital .........................................          52,893         52,861
  Retained earnings ..................................................           8,075          1,955
  Accumulated other comprehensive income (loss) ......................            (655)             9
                                                                             ---------      ---------
    Total Shareholders' Equity .......................................          64,140         58,651
                                                                             ---------      ---------
    Total Liabilities and Shareholders' Equity .......................      $   68,412     $   88,992
                                                                             =========      =========


                See notes to consolidated financial statements.

                              OMEGA WORLDWIDE, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)



                                                                                               Period from
                                                                                              April 2, 1998
                                                                                            (Commencement of
                                                                          Year Ended         Operations) to
                                                                      September 30, 1999   September 30, 1998
                                                                      ------------------   ------------------

Revenues:
  Fee income - Principal Healthcare Finance Limited ....................    $    4,918         $   1,920
  Fee income - Principal Healthcare Finance Trust ......................           405                 -
  Interest:
    Principal Healthcare Finance Limited ...............................         4,761             1,784
    Short-term investments .............................................           663               347
  Rent income ..........................................................         3,908             1,014
  Other income .........................................................            98                30
                                                                             ---------         ---------
                                                                                14,753             5,095

Expenses:
  Direct costs of asset management services ............................         2,494             1,113
  General and administrative ...........................................         1,718               485
  Allocated expenses from Omega Healthcare Investors, Inc ..............           768               303
  Imputed and other interest expense ...................................         2,685               573
  Provision for depreciation ...........................................           674               192
                                                                             ---------         ---------
                                                                                 8,339             2,666
                                                                             ---------         ---------
Earnings before equity earnings and income taxes .......................         6,414             2,429
Equity in earnings of Principal Healthcare Finance Limited .............         1,223               421
Equity in earnings of Principal Healthcare Finance Trust ...............           484                 -
Equity in earnings (loss) of Essex Healthcare, Inc .....................          (282)               32
Gain on dilution of interest in Principal Healthcare Finance Trust .....           951                 -
                                                                             ---------         ----------
Earnings before income taxes ...........................................         8,790             2,882
Provision for income taxes .............................................        (2,670)             (927)
                                                                             ----------        ----------
Earnings before preferred stock dividends ..............................         6,120             1,955
Preferred stock dividends ..............................................          (208)             (104)
                                                                            ----------         ---------
Net earnings available to common shareholders ..........................    $    5,912        $    1,851
                                                                            ==========        ==========
Earnings per common share, Basic .......................................    $     0.48        $     0.15
                                                                            ==========        ==========
Earnings per common share, Diluted .....................................    $     0.48        $     0.15
                                                                            ==========        ==========
Average shares outstanding, Basic ......................................        12,261            12,255
                                                                            ==========        ==========
Average shares outstanding, Diluted ....................................        12,262            12,255
                                                                            ==========        ==========
Total comprehensive income, net of taxes ...............................    $    5,456        $    1,964
                                                                            ==========        ==========

                See notes to consolidated financial statements.

                             OMEGA WORLDWIDE, INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     (In thousands, except per share amount)



                                                                                                                       Accumulated
                                                                         Additional                                         Other
                                                           Common         Paid-in         Preferred      Retained      Comprehensive
                                                           Stock          Capital          Stock         Earnings         Income
                                                           -----          -------          -----         --------         ------

Issuance of stock:
  Issuance of 8,500 common shares and 260
    preferred shares to Omega Healthcare
    Investors, Inc ...................................    $    850         $ 25,802       $ 2,600       $     -         $     -
  Proceeds from April 2, 1998 equity offering of
    3,750 shares at $7.50 per share, net of
    issuance costs of $750 ...........................         375           27,000             -             -               -
  Grants of restricted stock (8 shares at
    $7.50 per share) .................................           1               59             -             -               -
Net earnings for 1998 ................................           -                -             -         1,955               -
Foreign currency translation adjustments .............           -                -             -             -               9
                                                            ------          -------        ------        ------          ------
Balance at September 30, 1998 ........................       1,226           52,861         2,600         1,955               9
Issuance of stock:
  Grants of restricted stock (8 shares
    at an average of $4.09 per share) ................           1               32             -             -               -
Net earnings for 1999 ................................           -                -             -         6,120               -
Unrealized loss on Tamaris stock, net of tax
  effect of  $281 ....................................           -                -             -             -            (657)
Foreign currency translation adjustments .............           -                -             -             -              (7)
                                                            ------          -------        -------       ------          --------
Balance at September 30, 1999 ........................    $  1,227         $ 52,893        $ 2,600      $ 8,075         $  (655)
                                                           =======          =======         ======       ======           ======


                See notes to consolidated financial statements.

                             OMEGA WORLDWIDE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (In thousands)





                                                                                                       Period from
                                                                                                      April 2, 1998
                                                                                                    (Commencement of
                                                                                   Year Ended         Operations) to
                                                                               September 30, 1999   September 30, 1998
                                                                               ------------------   ------------------

Operating activities:
  Net earnings ..............................................................    $    6,120           $    1,955
  Adjustments to reconcile net earnings to cash provided
    by operating activities:
    Equity earnings in Principal Healthcare Finance Limited .................        (1,223)                (421)
    Equity earnings in Principal Healthcare Finance Trust ...................          (484)                   -
    Equity (earnings) loss in Essex Healthcare, Inc. ........................           282                  (32)
    Gain on dilution of interest in Principal Healthcare
      Finance Trust .........................................................          (951)                   -
    Imputed interest ........................................................         1,146                  573
    Depreciation and amortization ...........................................           903                  192
    Write-off of investment in AVC Holdings .................................           281                    -
    Other non-cash charges ..................................................           402                   92
  Net change in operating assets and liabilities ............................           354                 (106)
  Foreign currency translation ..............................................             7                  (22)
                                                                                  ---------            ---------
Net cash provided by operating activities ...................................         6,837                2,231

Cash flows provided by financing activities:
  Proceeds from revolving warehouse facility drawn by Principal
    Healthcare Finance Trust ................................................        34,502                    -
  Proceeds from issuance of common stock ....................................             -               27,375
  Cash contributed by Omega in exchange for liabilities assumed .............             -                  837
                                                                                  ---------            ---------
Net cash provided by financing activities ...................................        34,502               28,212

Cash flows from investing activities:
  Acquisition of real estate by Principal Healthcare Finance Trust ..........       (49,288)                   -
  Decrease (increase) in restricted cash ....................................         5,831               (9,330)
  Temporary advances with Principal Healthcare Finance Limited ..............        (9,989)              (8,379)
  Temporary advances with Principal Healthcare Finance Trust ................        13,631                    -
  Dividends from Principal Healthcare Finance Limited .......................           272                    -
  Investment in Principal Healthcare Finance Trust ..........................        (1,108)                   -
  Investment in Baneberry Healthcare Ltd ....................................        (1,622)                   -
  Investment in Tamaris stock ...........................................        (2,842)                   -
  Proceeds from repayment of secured loan ...................................           102                    -
  Secured loan to individual ................................................             -                 (812)
  Loan to Baneberry Healthcare Ltd ..........................................          (228)                   -
  Loan to an enterprise .....................................................          (465)                   -
  Other .....................................................................          (176)              (1,635)
                                                                                  ---------            ---------
Net cash used in investing activities .......................................       (45,882)             (20,162)
                                                                                  ---------            ---------
Increase (decrease) in cash and short-term investments ......................    $   (4,543)          $   10,281
                                                                                  =========            =========


                See notes to consolidated financial statements.

                              OMEGA WORLDWIDE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 1999 and 1998

Note 1 - Organization and Significant Accounting Policies

Organization

         Omega Worldwide, Inc. (the "Company") was formed to provide investment advisory and management services as well as equity and debt capital to the healthcare industry, primarily in Europe and the Pacific Rim. On April 2, 1998, the Company's registration statement became effective, and it offered 3,750,000 shares of common stock to the public at $7.50 per share. The Company received $27,375,000, net of issuance costs of $750,000. Shares offered included 500,000 shares in a primary offering and 3,250,000 shares in a rights offering.
Operations commenced upon the effectiveness of the initial public offering. Except for $1,000 invested by Omega Healthcare Investors, Inc. ("Omega") at the date of formation (November 1997), there were no cash flow activities of the Company from the date of formation to the date operations commenced.

         Immediately prior to the offering of shares by the Company, Omega contributed substantially all of its investment in Principal Healthcare Finance Limited ("Principal-UK") to the Company. Assets contributed by Omega, which were recorded by the Company at Omega's accounting basis, included a $23,805,000 subordinated loan to Principal-UK, 33.375% of the common stock of Principal-UK with a carrying value of $5,297,000, 10,556,250 warrants and other net assets totaling $150,000. Omega also assigned its interest in a management agreement with Principal-UK in which the Company receives an annual fee of 0.9% of Principal-UK's assets (as defined) for providing certain advisory services. In exchange, Omega received 8,500,000 shares of common stock and 260,000 shares of Class B preferred stock. Of the common stock received by Omega, approximately 5,200,000 shares were distributed pro rata to Omega's shareholders, and approximately 2,300,000 were sold pursuant to the Company's registration statement. Omega retained approximately 9.9% of the Company's common stock then outstanding.

Consolidation

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of all material inter-company accounts and transactions. Prior to April 1, 1999, the Company owned 100% of Principal Healthcare Finance Trust ("Principal-Australia"). As more fully explained in Note 3 and the report on Form 8-K dated April 1, 1999 newly issued shares of Principal-Australia were issued to independent investors resulting in the dilution of the Company's ownership to 47%.

         Principal-Australia's financial results prior to April 1, 1999 are included in the Company's results on a consolidated basis, while Principal-Australia's results after April 1, 1999 are included in the Company's results using the equity method of accounting.

         The Company reports the results of those subsidiaries, for which it has over 20% ownership, but in which it does not hold a majority interest, using the equity method of accounting, using a one-month lag. Investments in companies over which the Company does not exercise control are recorded at fair market value. Temporary changes in fair market value are charged to accumulated other comprehensive income, while permanent reductions in fair market value are charged to operations.

Cash and Short-Term Investments

         Short-term investments consist of highly liquid investments with a maturity date of three months or less when purchased. These investments are stated at cost, which approximates fair value.

Revenue Recognition

         Rental income is recognized on a straight-line basis over the initial terms of the related master lease. Such income includes periodic increases based upon predetermined formulas as defined in the master lease. Fee income is recognized as earned and is based on assets under management.

Depreciation

         Depreciable assets are recorded at cost. Depreciation expense is calculated using the straight-line method over the estimated useful lives of the depreciable asset. Estimated useful lives of depreciable assets range from 3 to 7 years for furniture, fixtures and equipment, and 40 years for buildings.

Translation

         Translation of currencies for foreign subsidiary financial information is computed pursuant to the provisions of Financial Accounting Standards Board Statement No. 52, which provides that balance sheet amounts are translated at the year end exchange rate and income statement amounts are translated at the average annual rate. There are no material amounts of exchange gains or losses included in the results of operations for 1999 or 1998.

Financial Instruments

         The Company has foreign exchange rate contracts which mitigate the risk of currency movements. Any gain or loss on the contract offsets any losses or gains, respectively, on its investments denominated in pounds sterling and Australian dollars.


Stock Based Compensation

         The Company grants stock options to employees and directors with an exercise price equal to the value of the shares at the date of the grant. In accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, compensation expense is not recognized for these stock option grants.

Accounting Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of the revenues and expenses during the period. Actual results could differ from those estimates.

Prior Period Classification

         Certain prior year amounts have been reclassified to correspond with the current year's presentation.

Comprehensive Income

         Comprehensive   income  consists  of  the  Company's   earnings  before
preferred stock dividends adjusted for the unrealized loss on investments, net of tax and foreign currency translation adjustments.

 Note 2 - Investment in Principal Healthcare Finance Limited (Principal-UK)

          As described in Note 1, the Company acquired 33.375% of Principal-UK's voting ordinary shares in connection with the Omega distribution/exchange. The Company accounts for its interest in Principal-UK using the equity method.
Principal-UK has a fiscal year end of August 31; therefore, the equity in earnings of Principal-UK is recognized on a one-month lag. Principal-UK has $414 million and $377 million of real estate investments in long-term care facilities as of August 31, 1999 and August 31, 1998, respectively. These facilities are operated by independent operators and are located in the United Kingdom. Substantially all of Principal-UK's real estate is pledged as collateral for Principal-UK's debt agreements.

         The following summarizes selected financial information of Principal-UK in accordance with United States generally accepted accounting principles (in thousands):

                                                           Year Ended              Year Ended
                                                        August 31, 1999          August 31, 1998
                                                        ---------------          ---------------
                                                                                            >
    Selected Operating Results:
    Revenues:
      Rent income ...................................      $  55,693               $  47,542
      Interest income ...............................          6,107                   2,991
      Other income ..................................              -                     509
                                                             -------                 -------
        Total revenues ..............................         61,800                  51,042

    Expenses:
      Interest expense ..............................        (39,149)                (34,572)
      Depreciation and amortization .................         (9,839)                 (7,202)
      General and administrative ....................         (5,880)                 (4,284)
                                                             -------                 -------
        Total expenses ..............................        (54,868)                (46,058)
                                                             -------                 -------

    Net income from operations ......................          6,932                   4,984
    Non-operating income ............................             -                    1,406
                                                             -------                   -----
    Net income before income taxes and
      extraordinary charge for prepayment
       of debt ......................................          6,932                   6,390
    Provision for income taxes ......................         (3,053)                 (2,283)
    Extraordinary charge for prepayment of debt .....             -                   (1,985)
                                                             -------                  ------
    Net Income ......................................      $   3,879                $  2,122
                                                            ========                 =======


    Selected Balance Sheet Information as of:            August 31, 1999         August 31, 1998
                                                         ---------------         ---------------
    Investments in real estate subject to
      triple-net leases; net of depreciation ........      $ 395,533               $ 365,941
    Total assets ....................................        569,666                 479,541
    Non-recourse debt borrowings ....................        478,233                 396,282
    Total liabilities ...............................        552,544                 464,717
    Total stockholders' equity ......................         17,122                  14,824

         The effective tax rates are 44% and 36% for the years ended August 31, 1999 and 1998, respectively. These rates differ from the UK tax rate primarily because the provisions for depreciation and amortization are not deductible for tax purposes in the United Kingdom. The Company's proportionate share of Principal-UK's earnings for the years ended August 31, 1999 and the six-month period ended August 31, 1998 are approximately $1,296,000 and $474,000, respectively. Included in the Company's share of Principal-UK earnings during the six-month period ended August 31, 1998, is $172,000 ($0.01 per share) related to the non-recurring operating items realized by Principal-UK. The Company has recorded a charge against earnings of approximately $73,000 for the year ended August 31, 1999 and approximately $53,000 for the six month period ended August 31, 1998, representing amortization over a ten-year period of the excess of the Company's investment in Principal-UK of approximately $ $771,000 over its proportionate share of Principal-UK's underlying equity at the date of acquisition. In January 1999, the Company received $272,000, representing a 5-pence annual dividend declared by Principal-UK's Board of Directors.

          The Company also acquired a British pound sterling denominated subordinated loan due December 31, 2000. The carrying amount of the loan is $23.8 million and it bears interest at rates ranging from 12.55% to 12.93% during the remaining term. The estimated fair value of the loan approximates $24.7 million based on estimates of management and on coupon rates currently prevailing for comparable loans.

         The Company also received warrants to purchase 10,000,000 ordinary shares of Principal-UK expiring June 30, 2001 at an exercise price of
(pound)1.50 (approximately $2.55) per share and 556,250 ordinary shares of Principal expiring December 31, 2000 at an exercise price of (pound)1.00 (approximately $1.60) per share. As to the warrants that expire in December 2000, no value was assigned at the date of issuance because the underlying securities were issued at their fair value at that date. As to the warrants that expire in June 2001, the coupon rate for the subordinated debt was the prevailing market rate on the date of the loan, and, therefore, the face amount of the subordinated loans approximated its fair value on the date of issuance. In addition, at the grant date the exercise price on these warrants significantly exceeded the fair value of the stock on the date of issuance since the warrants enabled the purchase of shares at (pound)1.50, while the current value of the shares at that time was approximately (pound)1.00. Based on these factors at the date of the loan, no value was ascribed to the warrants. However, the estimated fair value of these warrants at September 30, 1999 approximates $8,758,000. In determining the estimated fair value, the Company used a Black-Scholes pricing model with the following assumptions: risk free interest rate of 6%; a volatility factor of 40%; and an average life of five years from the date of grant.

Note 3 - Principal Healthcare Finance Trust (Principal-Australia)

         In June 1998 the Company acquired Assisted Living Unit Trust, an Australian property trust that owns nursing homes, for a cash investment of $3 million plus a loan of $6.2 million and a guarantee of the entity's deferred purchase obligation of $30 million. Concurrent with the acquisition, the Assisted Living Unit Trust's name was changed to Principal Healthcare Finance Trust (Principal-Australia). The investment in facilities approximated $30 million, which was paid in June 1999. The investment in facilities and the deferred obligation are recorded net of imputed interest at 8%. Imputed interest expense for the year ended September 30, 1999 was $1,146,000 and for the six-month period ended September 30, 1998 was $573,000. Principal-Australia provided $9,330,000 in cash collateral to secure a $30 million letter of credit obtained by the Principal-Australia to provide funding for the deferred payment. The cash collateral was classified as restricted cash.

         In November 1998 Principal-Australia agreed to acquire and lease back 30 nursing homes in the Australian states of New South Wales, Queensland, Westerns Australia and Victoria for $60 million. The transaction is in three phases with the first phase closing in November and consisting of the purchase of 25 facilities for approximately $49 million. The purchase of five Victoria homes occurred in the second phase in March 1999 upon completion of construction and the stabilized occupancy of the homes for an aggregate purchase price of approximately $7 million. The final phase involves an additional $15 million investment encompassing the renovation and refurbishing of facilities during a five-year period ending October 2003. This phase will assist the homes to comply with physical plant regulations being implemented by the Commonwealth of Australia. All disbursements subsequent to the first phase are conditioned upon various levels of operating profitability and performance.

         In April 1999, Principal-Australia sold 7,500,000 newly issued shares to Omega and AMP Life Limited, as well as 875,000 additional shares to the Company. Prior to the issuance of these shares, the Company owned 100% of Principal-Australia. Issuance of the new shares reduced the Company's ownership to 47% of shares outstanding. The transaction created a one-time gain on dilution of interest in Principal-Australia of $951,000, resulting in after tax earnings available to common shareholders of $628,000, or $0.05 per share.

         As described in Note 1, the financial results of Principal-Australia prior to April 1, 1999 are included in the Company's results on a consolidated basis, while Principal-Australia's results after April 1, 1999 are included in the Company's results using the equity method of accounting. Principal-Australia has a fiscal year end of August 31; therefore, the equity in earnings of Principal-Australia is recognized on a one-month lag. Included in consolidated earnings is $484,000 of undistributed earnings of Principal-Australia, representing the Company's share of Principal-Australia earnings for the period from April 1, 1999 through August 31, 1999.

         The   following   summarizes   selected   financial    information   of
Principal-Australia   in  accordance  with  United  States  generally   accepted
accounting principles (in thousands):

                                   Year Ended
  Selected Operating Results:                               August 31, 1999
                                                            ---------------
  Revenues:
    Rent Income .....................................           $ 9,592
    Interest and other income .......................               322
                                                                 ------
      Total Revenues ................................             9,914

  Expenses:
  Interest expense ..................................            (5,203)
  Depreciation and amortization .....................            (1,856)
  General and Administrative ........................              (932)
                                                                 ------
      Total expenses ................................            (7,991)
                                                                 ------
  Income from operations ............................           $ 1,923
                                                                 ======


  Selected Balance Sheet Information as of:                August 31, 1999
                                                           ---------------
  Investments in real estate subject to triple-net
    leases, net of depreciation ....................            $85,652
  Total assets .....................................             96,986
  Non-recourse debt borrowings .....................             75,815
  Total liabilities ................................             82,215
  Total unit  holders' equity ......................             14,771


Note 4 - Essex Healthcare Corporation

         On April 2, 1998, Omega contributed to the Company its holdings in the preferred stock of Essex Healthcare Corporation ("Essex"), an Atlanta-based private operator of skilled nursing facilities. The preferred stock was valued at approximately $39,000. Essex's primary activities are in Ohio, where it operates 13 long-term care and assisted living facilities (approximately 1,400 beds). It also manages 33 facilities (approximately 1,800 beds) in Indiana, Michigan, Illinois, and Texas. On July 30, 1998, the Company acquired 55,000 shares of Essex's common stock for $500,000 and converted its preferred stock into 1,940 shares of common stock. The Company holds approximately 47% of the outstanding common shares of Essex. The Company accounts for this investment using the equity method.

         The Company's proportionate share of Essex's loss for the year ended August 31, 1999 is $282,000 and earnings of $32,000 for the six-month period ended August 31, 1998.


Note 5 - Land and Buildings

          The real estate properties owned by Principal-Australia at September 30, 1998 were 10 long-term care facilities and 475 assisted living units and are leased under the provisions of a 30-year master lease.

         A summary of the Company's land and buildings subject to triple net lease and related accumulated depreciation is as follows (in thousands):


                                                                 1998
                                                                 ----
  Land and buildings subject to triple-net lease .......      $ 27,457
  Less accumulated depreciation ........................          (157)
                                                                ------
                                                              $ 27,300
                                                                ======

         As   a   result   of   the   Company's    dilution   of   interest   in
Principal-Australia to 47% at September 30, 1999, the Company no longer consolidates Principal-Australia.

Note 6 - Secured Loans

         On May 28, 1998, the Company loaned $818,000 to an individual. The loan is secured by the individuals' interest in Tamaris., an aged care operating company in the United Kingdom. The loan bears interest at 10.5% and principal payments are due through the year 2000. The carrying value of the loan at September 30, 1999 and September 30, 1998 is $716,000 and $818,000,
respectively.

         On August 18, 1999, the Company loaned $465,000 to an enterprise. The loan is secured by the enterprise's interest in Tamaris plc. The loan bears interest at 7.15% and principal and interest is due on demand. The carrying value of the loan at September 30, 1999 is $465,000.

Note 7 - Financial Instruments

         The carrying amounts and fair values of the Company's financial instruments are as follows:

                                                                       September 30,
                                                                 1999                    1998
                                                                 ----                    ----
                                                       Carrying      Fair      Carrying      Fair
                                                        Amount       Value      Amount       Value
                                                                      (In thousands)

Assets:
  Cash and short-term investments ..................     $  5,738    $  5,738    $ 10,281    $ 10,281
  Restricted cash ..................................          389         389       9,330       9,330
  Subordinated loan to Principal-UK ................       23,805      24,699      23,805      27,348
  Temporary advances to Principal-UK ...............       18,368      18,368       8,379       8,379
  Warrants for 10,556,250 Principal-UK shares ......            -       8,758           -       6,700
  Secured loans ....................................        1,181       1,181         818         856
                                                          -------     -------      ------      ------
                                                         $ 49,481    $ 59,133    $ 52,613    $ 62,894
                                                          =======     =======     =======     =======

Off Balance Sheet Financial Instruments:
  Foreign currency contracts .......................     $ (1,629)   $ (1,629)   $  1,789    $ (1,789)


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

         The Company has forward contracts to hedge currency risks associated with investments in Principal-UK and Principal-Australia. Pursuant to a ten-year British pound sterling currency swap agreement, the Company is obligated to exchange (pound)20,000,000 for $31,740,000 on October 15, 2007. At September 30, 1999, the Company is obligated to exchange A$11,000,000 at an average rate of US$ 0.6135. The carrying amount of the investment in Principal-UK, the subordinated loans/advances to Principal-UK, and the investment in Principal-Australia, are based on the rates established in the forward exchange contracts.

Note 8 - Income Taxes

         Income tax expense differs from the amounts computed by applying the U.S. Federal income tax rate of 34% to earnings before taxes as follows for the year ended September 30, 1999 and the six-month period ended September 30, 1998 (in thousands):

                                                                   1999        1998
     Computed expected tax expense .........................     $ 2,989     $   979
     Tax effect of equity in earnings of investments .......        (320)       (143)
     Other .................................................           1          91
                                                                  ------      ------
          Total ............................................     $ 2,670     $   927
                                                                  ======      ======

         The tax basis of assets transferred from Omega to the Company exceeded the book basis by approximately $36 million, resulting in a deferred tax asset of approximately $12 million. Due to the uncertainties in realizing this benefit, management has provided a valuation reserve against the full amount.

Note 9 - Credit facilities

         In November 1998, the Company entered into a revolving credit agreement with a group of banks allowing for borrowings up to $25 million. Omega provided a guarantee to the banks in consideration of a fee of 1%, plus an annual 25 basis point facility fee. The agreement is scheduled to expire on September 30, 2000. The Company also pays to the banks an unused facility fee of .40%. Borrowings under the facility bear interest at LIBOR plus 1.350% or at the Company's option, at the prime rate. At September 30, 1999, the Company has no outstanding borrowings under the credit facility.

Note 10 - Stock Options

         Under the terms of the 1998 Stock Option and Restricted Plan (the "Plan"), the Company reserved 750,000 shares of common stock for grants to be issued during a period of up to 10 years. Directors, officers and key employees are eligible in the Plan. Options for 99,000 and 648,000 shares have been granted to eligible participants during the year ended September 30, 1999 and the six-month period ended September 30, 1998, respectively. Additionally, 8,000 shares of restricted stock have been granted under the provisions of the Plan during both the year ended September 30, 1999 and the six-month period ended September 30, 1998. The vesting period on restricted stock is six months after the date of grant and expense related to the restricted stock grants during 1999 and 1998 is $33,000 and $60,000 for the year ended September 30, 1999 and the six-month period ended September 30, 1998, respectively.

The following is a summary of activity under the Plan.


                                                 Number of      Exercise         Weighted
                                                  Shares         Price         Average Price
                                                  ------         -----         -------------

    Outstanding at April 2, 1998                        -     $          -        $     -
      Grants during 1998 .....................    648,000      5.688-7.500          7.479
      Forfeited ..............................    (42,000)           7.500          7.500
                                                  -------      -----------          -----
    Outstanding at September 30, 1998 ........    606,000      5.688-7.500          7.477
      Granted during 1999 ....................     99,000      4.000-4.688          4.521
      Forfeited ..............................    (31,000)     4.688-7.500          7.100
                                                  -------      -----------          -----
    Outstanding at September 30, 1999 ........    674,000     $4.000-7.500        $ 7.116
                                                  =======      ===========         ======


         In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 123, " Accounting for Stock-Based Compensations." This standard prescribes a fair value based method of accounting for employee stock options or similar equity instruments and requires certain pro forma disclosures. For purpose of the pro forma disclosures required under Statement 123, the estimated fair value of the options is amortized to expense over the option's vesting period. The estimated weighted average fair value of options granted approximates $204,000, and $2,000,000, during the year ended September 30, 1999 and the six-month period ended September 30, 1998, respectively. In determining the estimated fair value of the

Company's stock options as of the date of grant, a Black-Scholes option pricing model was used with the following weighted-average assumptions: risk-free interest rates of 6.0%; volatility factors of the expected market price of the Company's common stock at 30%; and a weighted-average expected life of the options of 7 years.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

         Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net earnings would be $5,741,000 and $1,784,000, and pro forma earnings per common share, basic and diluted, would be $0.47 and $0.14, for the year ended September 30, 1999 and the six-month period ending September 30, 1998, respectively.

Note 11 - Preferred Stock

         Effective April 2, 1998, the Company issued 260,000 shares of 8% Series B Cumulative Preferred Stock ("Preferred Stock") at $1 par value per share to Omega in connection with the terms of the agreement. Each share of Series B Preferred converts to one share of the Company's Common Stock immediately after Omega makes a distribution of the Series B Preferred to its shareholders or otherwise transfers the shares to any unaffiliated third party. Dividends on the Preferred Stock are payable annually based on liquidation value of $10 per share.

Note 12 - Net Earnings Per Share

         Net earnings per share are computed based on the weighted average number of common shares outstanding during the period. Average shares outstanding for the basic earnings per share were 12,261,000 for 1999, and 12,255,000 for 1998. The assumed conversion of shares of preferred stock is currently antidilutive.

Note 13 - Related Party Transactions

         Pursuant to the provision of a Services Agreement between Omega and the Company, indirect costs incurred by Omega, including compensation of shared executive officers and relations support personnel, and costs incurred by Omega for rent, insurance, telephone, utilities, supplies, maintenance and travel, are allocated to the Company based upon the relationship of assets under the Company's management to the combined total of those assets and Omega's assets. Assets and costs in the formula are on a one-quarter lag basis. Allocated expenses during the period ended September 30, 1999 and for the six-month period ended September 30, 1998 were approximately $768,000 and $303,000, respectively. Such allocations are based on estimates and formulas that management believes to be reasonable.

         Temporary unsecured advances to Principal-UK in the amount of $18,368,000 and $8,379,000 are outstanding at September 30, 1999 and 1998 respectively. Interest at 9.25% is paid on a monthly basis. Included in interest income for the year ended September 30, 1999 and the six-month period ended September 30, 1998 is $1,719,000 and $292,000 respectively, related to advances to Principal-UK.

         Interest on the subordinated loan to Principal-UK and fees from services are $3,042,000 and $4,918,000, respectively, for the year ending September 30, 1999, and $1,492,000 and $1,920,000, respectively, for the six-month period ended September 30, 1998.

         Fees from services provided to Principal-Australia for the period April 1, 1999 through September 30, 1999 are $405,000.

         Interest expense relating to a bridge loan from Omega totaled $226,000 for the year ended September 30, 1999. This loan was repaid prior to December 31, 1998.

Note 14 - Business Segment Information

         The Company provides investment advisory and management services, as well as equity and debt capital to the healthcare industry, primarily in Europe and the Pacific Rim. The Company emphasizes investments in firms, which provide residential services to the elderly. The Company has established subsidiary businesses, Omega (UK) Ltd. in London and Omega (Australia) Pty Ltd., in Sydney, to manage, finance, and monitor investments in Europe and Australia/New Zealand, respectively. Accordingly, the Company presently operates in three geographic regions, the United States, United Kingdom and Australia.

The following is a summary of operations by geographic region for the year ended September 30, 1999 and the six-months ended September 30, 1998.


                                             1999           1998
     Revenue:
       United States ................     $  5,369       $  2,065
       United Kingdom ...............        4,918          1,920
       Australia ....................        4,466          1,110
                                            ------          -----
         Total ......................     $ 14,753       $  5,095
                                           =======        =======

     Operating income (expense):
       United States ................     $  6,295       $  2,643
       United Kingdom ...............        2,828            477
       Australia ....................        1,385            247
       Corporate expenses ...........       (1,718)          (485)
                                            ------          ------
         Total ......................     $  8,790       $  2,882
                                           =======        =======

     Identifiable assets:
       United States ................     $ 67,921       $ 57,108
       United Kingdom ...............          113            131
       Australia ....................          378         31,753
                                            ------         ------
         Total ......................     $ 68,412       $ 88,992
                                           =======        =======


         Identifiable   assets   attributable   to  the  United  States  include
approximately $45 million represented by cash, loans and investments denominated in currencies other than the U.S. dollar.

Note 15 - Supplemental Disclosure of Cash Flow Information

         Following are details of changes in operating assets, liabilities and other non-cash transactions for the year ending September 30, 1999 and the six-month period ended September 30, 1998 (in thousands):


    Increase (decrease) in cash from changes in
        operating assets and liabilities:                                        1999           1998
                                                                                 ----           ----

      Operating assets ...................................................    $ (3,310)      $  (880)
      Other liabilities ..................................................       1,936           341
      Accrued taxes ......................................................       1,728           433
                                                                                 -----         -----
                                                                              $    354       $  (106)
                                                                               =======        ======

    Noncash investing and financing transactions:
      Contribution by Omega Healthcare Investors, Inc.,
       excluding cash:
        Investments ......................................................    $     -        $  5,297
        Loans ............................................................          -          23,805
        Other ............................................................          -             150
        Equity ...........................................................          -         (29,252)
        Acquisition of land and buildings subject to triple-net lease ....          -         (27,457)
        Non-interest bearing deferred obligation .........................          -          27,457
    Income taxes paid during the period, net of refunds received .........         923            600
    Interest expense paid during the period ..............................       1,627             -
    Principal-Australia cash balance at April 1, 1999 ....................         151             -



Note 16 - Quarterly Data (Unaudited)

         The  following  is  an  unaudited   summary  of  quarterly  results  of
operations for the years ended September 30, 1999 and the six-month period ended September 30, 1998.


                                                         December 31    March 31     June 30    September 30
                                                                                                       >
                                                                     (In thousands, except per share)
    1999
    Revenues .......................................       $ 3,858     $ 5,269      $ 2,740       $ 2,886
    Net earnings ...................................         1,291       1,214        2,112         1,503
    Net earnings available to common ...............         1,239       1,162        2,060         1,451
    Per Share Amounts:
    Net earnings available to common, basic ........          0.10        0.10         0.16          0.12
    Net earnings available to common, diluted ......          0.10        0.10         0.16          0.12

    1998
    Revenues .......................................        $   -      $   -        $ 1,778       $ 3,317
    Net earnings ...................................            -          -            744         1,211
    Net earnings available to common ...............            -          -            692         1,159
    Per Share Amounts:
    Net earnings available to common, basic ........            -          -           0.06          0.09
    Net earnings available to common, diluted ......            -          -           0.06          0.09


Note 17- Subsequent Event

In October  1999,  the  Company,  through  its  wholly  owned  subsidiary,  Idun
Healthcare Ltd., acquired the operating subsidiaries of Tamaris, plc. The 48 subsidiaries acquired, operate 119 nursing homes located throughout England, Scotland and Northern Ireland. The purchase price consisted of cash of $1.7 million, 4,170,250 shares of Tamaris, plc with an original cost at $2.8 million and a carrying value as of September 30, 1999 of $1.9 million, and the assumption of liabilities of the operations, estimated at $40 million. The companies acquired had approximately $2 million of combined tangible net assets as of their most recent year end, March 31, 1999, and management believes the excess of purchase consideration over net tangible assets acquired will not be significant.

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

Dated: December 27, 1999

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


Signatures                                             Title                                    Date
----------                                             -----                                    ----

PRINCIPAL EXECUTIVE OFFICER

/s/ ESSEL W. BAILEY, JR.                    President, Chief Executive                      December 27, 1999
---------------------------                 Officer, and Director
       Essel W. Bailey, Jr.

PRINCIPAL FINANCIAL OFFICER and
PRINCIPAL ACCOUNTING OFFICER

/s/ EDWARD C. NOBLE                         Vice President, Chief Financial Officer         December 27, 1999
---------------------------                 and Chief Accounting Officer
       Edward C. Noble

DIRECTORS
/s/ JACQUES AIGRAIN
---------------------------
       Jacques Aigrain                      Director                                        December 27, 1999


/s/ JAMES A. EDEN
---------------------------
       James A. Eden                        Director                                        December 27, 1999

/s/ THOMAS F. FRANKE
---------------------------
       Thomas F. Franke                     Director                                        December 27, 1999

/s/ ANIL K. GUPTA
---------------------------
       Anil K. Gupta                        Director                                        December 27, 1999


/s/ HAROLD J. KLOOSTERMAN
---------------------------
       Harold J. Kloosterman                Director                                        December 27, 1999


/s/ BERNARD J. KORMAN
---------------------------
       Bernard J. Korman                    Director                                        December 27, 1999



/s/ EDWARD LOWENTHAL
---------------------------
       Edward Lowenthal                     Director                                        December 27, 1999


/s/ ROBERT L. PARKER
---------------------------
         Robert L. Parker                   Chairman of the Board                           December 27, 1999


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

Exhibit 10.5 Indemnification Agreements between the Company and its Directors and Executive Officers Incorporated by reference to Exhibit 10.7 to form S-1 Registration Statement

Exhibit 10.6 Advisory Agreement between Omega (Australia) Pty Limited and Principal Healthcare Finance Trust incorporated by reference to Exhibit 10.6 to Form 10-K for the fiscal year ended September 30, 1998.

Exhibit 10.7 Form of Loan Agreement dated as of November 20, 1998 among the Company, Fleet Bank, N.A., as Agent, and other financial institutions named therein. Incorporated by reference to Exhibit 10.7 to Form 10-K for the fiscal year ended September 30, 1998.


Exhibit 10.8 Promissory Note executed by Principal-Australia to Omega and Guaranty executed by the Company in favor of Omega Incorporated by reference to Exhibit 10.3 to the Company's report on Form 8-K filed on November 27, 1998

Exhibit              10.9   Transaction   documents   dated  June  19,  1998  --
                     Incorporated by reference to Exhibit 10.1 to the Company's report on Form 8-K filed on July 2, 1998:

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

                     (i)  Lease Guarantee between Moran and Principal Pty

                     (j)  Indemnity Deed

                     (k) Procurement Agreement among Moran Australia, FAI, Moran, Douglas John Moran, Greta Richmond Moran, Peter Godfrey Moran and Shane Moran

                     (l)  Mortgage of Shares between Moran and Principal Pty

Exhibit 10.10 Transaction documents dated April 16, 1999 with the following exhibits. Incorporated by reference to Exhibit to the Company's report on Form 8-K filed on April 16, 1999.

                      (a)  Form of Transaction Documents

                      (b)  Subscription Deed, Principal Healthcare Finance Unit
                          Trust No. 1

                      (c)  Subscription Deed, Principal Healthcare Finance Unit
                          Trust No. 2

                      (d) Deed of Loan, PHF No. 1 Pty Limited, AMP Life Limited, Omega Worldwide, Inc.

                      (e) Principal Healthcare Finance Unit Trust No. 1, Term of 2004 Options

                      (f) Principal Healthcare Finance Unit Trust No. 2, Term of 2004 Options

                      (g)  Advisory Agreement

Exhibit 10.11 Share Acquisition Agreement between Tamaris and the Company - Incorporated by reference to Exhibit 10.1 to the Company's report on Form 8-K filed on November 1, 1999

Exhibit 10.12 Amendment to Loan agreement dated as of November 20, 1998 among the Company, Fleet Bank, N.A. as agent - Filed herewith

Exhibit 10.13 Asset Administration deed between Principal Healthcare Finance Pty Limited and Omega (Australia) Pty Limited dated as of November 1, 1999 - Filed herewith

Exhibit 11 Statement re Computation of Per-Share Earnings - Filed herewith

Exhibit 12 Statement re Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends - Filed herewith

Exhibit 21           Subsidiaries of Registrant - Filed herewith

Exhibit 27           Financial Data Schedule - Filed herewith

Exhibit 99(a) Financial Statements of Principal Healthcare Finance Limited-- (filed herewith):
                         -Report of Auditors
                         -Consolidated Statement of operations for the years
                          ended August 31, 1999, 1998 and 1997
                         -Consolidated Balance Sheets as of August 31, 1999
                          and 1998
                         -Consolidated Statements of Shareholders' Equity for
                          the years ended August 31, 1999, 1998, and 1997
                         -Consolidated Statements of Cash Flows for the years
                          ended August 31, 1999, 1998, and 1997
                         -Notes to Consolidated Financial Statements

Exhibit 99(b)        Proforma Financial Statements of Idun Health Care Limited
                     (UK) -- (filed herewith):
                         -Report of Independent Accountant
                         -Proforma Combined Profit and Loss Account for the
                          years ended March 31, 1999 and 1998
                         -Proforma Combined  Balance Sheets as of March 31, 1999
                          and 1998
                         -Proforma Combined Cash Flow Statement for the years
                          ended March 31, 1999 and 1998
                         -Notes to the Financial Statements