Form 10-K/A
period 1999-09-30
OMEGA WORLDWIDE INC
filed 2000-02-14
CIK 1051964

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

(MARK ONE)

|X|      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999

| |      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

Common Stock, $.10 Par Value

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. | |

         The aggregate market value of the voting stock of the registrant held by non-affiliates was $48,846,130 based on the $4.656 closing price per share for such stock on the NASDAQ National Market on December 31, 1999.

         As of December 31, 1999, there were 12,276,000 shares outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Proxy Statement for its Annual Meeting of Shareholders which was filed with the Commission on January 11, 2000, are incorporated herein by reference as indicated herein.

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

                  (c) A subordinated debt note of Principal-UK in the amount of (Pound Sterling)15 million; and

                  (d) Miscellaneous other net assets stated at a net carrying amount of $150,000.

         Principal-UK is, as of the date of this report, the owner of 207 long-term care facilities, primarily purpose-built nursing homes, subject to long-term, triple-net leases to 13 operating companies in the UK. Principal-UK's revenues for the year ending August 31, 1999 totaled $61.8 million, assets totaled $570 million and net earnings totaled $3.9 million. Principal-UK has employed fixed-rate financing in which it attempts to match the term of assets and liabilities. Its rental agreements provide annual increases in rentals in 30-year terms, generally in accordance with the British consumer price index. Principal has financed its activities through the issuance of long-term, fixed-rate securitized debt. Its initial securitization was issued in December 1997 in the amount of (Pound Sterling)150 million, repayable in the years 2025 and 2027. In March 1999 a second securitization was issued in the amount of (Pound Sterling)122 million, repayable in the years 2027 and 2029. Pursuant to the contract expiring on December 31, 2002, the Company provides management services to Principal-UK for a fee equal to 0.9% of assets managed. In November 1999, Principal-UK declined to extend the contract for an additional year as provided in its self extending clause. Both securitizations have maturities that are consistent with the term of the leases with respect to the facilities financed.

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

         In August 1998, the Company acquired from a subsidiary of Principal-UK for (Pound Sterling)640,000 a 19.9% interest in Moran Healthcare (UK) Limited ("Moran UK"), the sole shareholder of Baneberry Healthcare ("Baneberry"), a UK operating company engaged in the business of providing healthcare services in Northern Ireland and England. Baneberry was previously financed by Principal-UK. Moran (UK) is an affiliate of Moran, the operator of the long-term care facilities in Australia that are owned by Principal-Australia.

         Subsequent to year end, in October 1999, the Company, through a wholly owned subsidiary, Idun Healthcare Ltd., acquired the operating subsidiaries of Tamaris plc. The 48 subsidiaries acquired operate 119 nursing homes and three pharmacies in England, Scotland and Northern Ireland.

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

                                     TERM
         NAME                       EXPIRES       AGE                         POSITIONS
         ----                       -------       ---                         ---------
Jacques Aigrain....................    2001        45        Director
Essel W. Bailey, Jr................    2002        55        Director, President and Chief Executive Officer
James E. Eden......................    2000        62        Director
James P. Flaherty..................                52        Chief Operating Officer
Thomas F. Franke...................    2001        70        Director
Anil Gupta.........................    2000        50        Director
Harold J. Kloosterman..............    2002        57        Director
Bernard J. Korman..................    2000        68        Director
Susan A. Kovach....................                39        Vice President, General Counsel and Secretary
Edward Lowenthal...................    2001        54        Director
Edward C. Noble....................                45        Vice President and Chief Financial Officer
Robert L. Parker...................    2002        65        Chairman of the Board of Directors

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

            QUARTER                                                                       HIGH                  LOW
            -------                                                                       ----                  ---
April 10, 1998 through June 30, 1998...........................................    $    10.625          $       6.875
July 1, 1998 through September 30, 1998........................................    $     8.250          $       4.000
October 1, 1998 through December 31, 1998......................................    $     4.750          $       3.500
January 1, 1999 through March 31, 1999.........................................    $     5.250          $       3.438
April 1, 1999 through June 30, 1999............................................    $     6.000          $       3.563
July 1, 1999 through September 30, 1999........................................    $     4.500          $       4.000

         The closing price quoted on the NASDAQ National Market System on December 31, 1999 was $4.656 per share. As of December 31, 1999, there were 12,276,000 shares of common stock outstanding with approximately 2,000 registered holders and approximately 12,000 beneficial owners.

ITEM 6 - SELECTED FINANCIAL DATA


         The following selected financial data should be used in conjunction with the Company's consolidated financial statements appearing elsewhere herein (in thousands, except per share data):

                                                                                      Period from
                                                                       Year Ended   April 2, 1998 to
                                                                      September 30,   September 30,
                                                                          1999           1998
                                                                      ------------- ----------------
OPERATING DATA
Revenues ............................................................   $ 14,753      $  5,095
Operating Income ....................................................      6,414         2,429
Equity in earnings of Principal Healthcare Finance, Limited .........      1,223           421
Equity in earnings of Principal Healthcare Finance Trust ............        484           -
Equity in earnings (loss) of Essex Healthcare, Inc. .................       (282)           32
Gain on dilution of interest in Principal Healthcare Finance Trust...        951           -
Recognized Impairment of investment (Tamaris, plc) ..................       (938)          -
Income tax provision ................................................     (2,389)         (927)
Net earnings ........................................................      5,463         1,955
Net earnings available to common shareholders .......................      5,255         1,851

Earnings per common share, basic ....................................       0.43          0.15
Earnings per common share, dilutive .................................       0.43          0.15
Weighted average of shares outstanding, basic .......................     12,261        12,255
Weighted average of shares outstanding, dilutive ....................     12,262        12,255

                                                                             September 30,
                                                                        -----------------------
                                                                          1999          1998
                                                                        --------      ---------
BALANCE SHEET DATA
Current assets ......................................................    $ 7,042       $21,567
Total assets ........................................................     68,412        88,992
Current liabilities .................................................      4,272        30,341
Long-term debt ......................................................        -            -
Shareholders' equity ................................................     64,140        58,651

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


REVENUES

         Advisory fees are earned from Principal-UK and Principal-Australia based on assets (as defined) under management by the Company and its subsidiaries. Assets subject to fees from Principal-UK increased from (Pound Sterling)220 million at April 2, 1998 to (Pound Sterling)324 million at September 30, 1999; 26% of this increase occurred during the current fiscal year. Equivalent U.S. dollar amounts based on exchange rates in effect on those dates were $367 million and $516 million, respectively. Prior to April 1, 1999, fee income from Principal-Australia was eliminated in consolidation, but with the dilution of the Company's interest to 47% (see below), they are now reported separately. Principal-Australia's assets under management at September 30, 1999 were approximately A$171 million (US$109 million).

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

         The Company has two other investments in skilled nursing home operators, both located in the UK. Investments in Baneberry Healthcare Ltd. and Tamaris, plc at September 30, 1999 represent less than 20% of the shares outstanding of these companies and are held as investments. The Company does not record income or loss from these operators, except to the extent of dividends received. The investment cost of Baneberry approximates market value. As Tamaris, plc, was traded on the London exchange and market value information was readily available, fluctuations in market value were reported as adjustments to total comprehensive income. Subsequent to year end the Company purchased all of the operating subsidiaries of Tamaris, plc, see Note 17 to the Financial Statements for further details.

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

     As more fully described in Note 17 to the Financial Statements, the Company reduced its investment in Tamaris, plc stock by $938,000, resulting in an after tax recognized impairment of $657,000, or $0.05 per share

         The Company's effective tax rate varies from the federal statutory rate of 34% due to the benefit of available foreign tax credits.


LIQUIDITY AND CAPITAL RESOURCES

         As of year end, the Company had cash and short-term investments of $5.7 million and availability of $25 million under the Company's bank revolving credit facility. These funds are in excess of short-term operating requirements of the Company and are available for further investments or expansion of the Company's operations into other geographical areas. Subsequent to year end the acquisition of Tamaris' operating entities by Idun and temporary working capital requirements of Idun Health Care Ltd. were financed by this cash and a portion of the revolving credit facility.

MARKET RISK

              The Company is exposed to various market risks. Market risk is the potential loss arising from adverse changes in market interest rates and prices, such as short-term borrowing and foreign currency exchange rates. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. The Company enters into forward foreign currency contracts principally to hedge currency fluctuations in its investments denominated in foreign currencies, thereby limiting the Company's risk that would otherwise result from changes in exchange rates. At September 30, 1999, the Company had outstanding a ten-year British pound sterling forward currency swap to exchange (Pound Sterling)20,000,000 for $31,740,000 to mature on October 15, 2007, and a five-year Australian dollar forward currency swap to exchange A$11.0 million Australian dollars for $6,749,000 to mature on July 3, 2003. From time to time, the Company may also obtain hedges for its foreign currency exposure relative to temporary loans to Principal and the Trust. Because of the Company's foreign exchange contracts, its sensitivity to foreign exchange currency exposure is considered low.

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


ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and report of independent auditors are filed as part of this report on pages F-1 through F-16.

ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Located in Part I as permitted by Instruction 3 to Item 401(b) of Regulation
S-K.

ITEM 11 -- EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 19, 2000, which was filed on January 11, 2000 with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference to the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 19, 2000, which was filed on January 11, 2000 with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held April 19, 2000, which was filed on January 11, 2000 with the Securities and Exchange Commission pursuant to Regulation 14A.

                                     PART IV

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a)(1)   Listing of Consolidated Financial Statements

TITLE OF DOCUMENT                                                                                              PAGE NUMBER
-----------------                                                                                              -----------
Report of Independent Auditors............................................................................         F-1
Consolidated Balance Sheets as of September 30, 1999 and September 30, 1998...............................         F-2
Consolidated Statements of Operations for the year ended September 30, 1999 and
         for the period from April 2, 1998 to September 30, 1998..........................................         F-3
Consolidated Statements of Shareholders' Equity for the year ended September 30, 1999 and
         for the period from April 2, 1998 to September 30, 1998..........................................         F-4
Consolidated Statements of Cash Flows the year ended September 30, 1999  and
         for the period from April 2, 1998 to September 30, 1998..........................................         F-5
Notes to Consolidated Financial Statements................................................................         F-6

         (a)(2) Listing of Financial Statement Schedules. All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

         (a)(3) Listing of Exhibits - See Index to Exhibits beginning on Page 18 of this report.
         (b) Reports on Form 8-K - none filed in the quarter ended September 30, 1999.
         (c) Exhibits - See Index to Exhibits beginning on Page 18 of this report.
         (d) Financial Statement Schedules -- The following consolidated financial statement schedule is included herein: None

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

As discussed Note 17, the Company's consolidated financial statements for the year ended September 30, 1999 have been restated to reflect an other-than-temporary decline in the carrying value of an investment in a marketable equity security. Previously, the reduction in carrying value was considered temporary.

                                                          /s/  Ernst & Young LLP

November 11, 1999, (Except for Note 17, as to which the date is February 10,
2000) Detroit, Michigan

                              OMEGA WORLDWIDE, INC.

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT PAR VALUES)


                                     ASSETS
                                                                                                        September 30,
                                                                                                    1999           1998
                                                                                                  -------        -------
Current Assets:
    Cash and short-term investments ..........................................................    $ 5,738        $10,281
    Restricted cash ..........................................................................        389          9,330
    Other ....................................................................................        915          1,956
                                                                                                  -------        -------
       Total Current Assets ..................................................................      7,042         21,567

Land and buildings subject to triple-net lease, net of $157 of accumulated depreciation ......         --         27,300
Investments in and temporary advances to Principal Healthcare Finance Limited ................     48,842         37,902
Investment in Principal Healthcare Finance Trust .............................................      6,619             --
Other assets .................................................................................      5,909          2,223
                                                                                                  -------        -------
                                                                                                   61,370         67,425
                                                                                                  -------        -------
       Total Assets ..........................................................................    $68,412        $88,992
                                                                                                  =======        =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Accounts payable and accrued expenses ....................................................    $ 1,177        $ 1,901
    Accrued income taxes .....................................................................      1,880            433
    Deferred revenue .........................................................................      1,215             --
    Non-interest bearing deferred purchase obligation ........................................         --         28,007
                                                                                                  -------        -------
       Total Current Liabilities .............................................................      4,272         30,341

Shareholders' Equity:
    Preferred stock $1.00 par value
        Authorized - 10,000 shares
        Outstanding - 260 Class B shares at liquidation value ................................      2,600          2,600
    Common stock $.10 par value
        Authorized - 50,000 shares
    Outstanding - 12,266 shares in 1999 and 12,258 shares in 1998 ............................      1,227          1,226
    Additional paid-in capital ...............................................................     52,893         52,861
    Retained earnings ........................................................................      7,418          1,955
    Accumulated other comprehensive income ...................................................          2              9
                                                                                                  -------        -------
       Total Shareholders' Equity ............................................................     64,140         58,651
                                                                                                  -------        -------
       Total Liabilities and Shareholders' Equity ............................................    $68,412        $88,992
                                                                                                  =======        =======

                 See notes to consolidated financial statements.

                              OMEGA WORLDWIDE, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                                                        Period from
                                                                                                       April 2, 1998
                                                                                                     (Commencement of
                                                                                  Year Ended          Operations) to
                                                                               September 30, 1999   September 30, 1998
                                                                               ------------------   ------------------
Revenues:
     Fee income - Principal Healthcare Finance Limited .........................  $  4,918             $  1,920
     Fee income - Principal Healthcare Finance Trust ...........................       405                   --
     Interest:
          Principal Healthcare Finance Limited .................................     4,761                1,784
          Short-term investments ...............................................       663                  347
     Rent income ...............................................................     3,908                1,014
     Other income ..............................................................        98                   30
                                                                                  --------             --------
                                                                                    14,753                5,095

Expenses:
     Direct costs of asset management services .................................     2,494                1,113
     General and administrative ................................................     1,718                  485
     Allocated expenses from Omega Healthcare Investors, Inc. ..................       768                  303
     Imputed and other interest expense ........................................     2,685                  573
     Provision for depreciation ................................................       674                  192
                                                                                  --------             --------
                                                                                     8,339                2,666
                                                                                  --------             --------
Earnings before equity earnings and income taxes ...............................     6,414                2,429
Equity in earnings of Principal Healthcare Finance Limited .....................     1,223                  421
Equity in earnings of Principal Healthcare Finance Trust .......................       484                   --
Equity in earnings (loss) of Essex Healthcare, Inc. ............................      (282)                  32
Gain on dilution of interest in Principal Healthcare Finance Trust .............       951                   --
Recognized impairment of investment (Tamaris, plc) .............................      (938)                  --
                                                                                  --------             --------
Earnings before income taxes ...................................................     7,852                2,882
Provision for income taxes .....................................................    (2,389)                (927)
                                                                                  --------             --------
Earnings before preferred stock dividends ......................................     5,463                1,955
Preferred stock dividends ......................................................      (208)                (104)
                                                                                  --------             --------
Net earnings available to common shareholders ..................................  $  5,255             $  1,851
                                                                                  ========             ========
Earnings per common share, basic ...............................................  $   0.43             $   0.15
                                                                                  ========             ========
Earnings per common share, diluted .............................................  $   0.43             $   0.15
                                                                                  ========             ========
Average shares outstanding, basic ..............................................    12,261               12,255
                                                                                  ========             ========
Average shares outstanding, diluted ............................................    12,262               12,255
                                                                                  ========             ========
Total comprehensive income, net of taxes .......................................  $  5,456             $  1,964
                                                                                  ========             ========

                See notes to consolidated financial statements.

                              OMEGA WORLDWIDE, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNT)


                                                                                                               Accumulated
                                                                           Additional                             Other
                                                               Common       Paid-in    Preferred   Retained   Comprehensive
                                                                Stock       Capital      Stock     Earnings      Income
                                                              ---------   ----------- ---------- ----------- ----------------
Issuance of stock:
      Issuance of 8,500 common shares and 260
         preferred shares to Omega Healthcare
         Investors, Inc. ....................................   $   850    $25,802      $ 2,600    $    --      $    --
      Proceeds from April 2, 1998 equity offering of
         3,750 shares at $7.50 per share, net of
         issuance costs of $750 .............................       375     27,000           --         --           --
      Grants of restricted stock (8 shares at
         $7.50 per share) ...................................         1         59           --         --           --
Net earnings for 1998 .......................................        --         --           --      1,955           --
Foreign currency translation adjustments ....................        --         --           --         --            9
                                                                -------------------------------------------------------
Balance at September 30, 1998 ...............................     1,226     52,861        2,600      1,955            9
Issuance of stock:
      Grants of restricted stock (8 shares
         at an average of $4.09 per share) ..................         1         32           --         --           --
Net earnings for 1999 .......................................        --         --           --      5,463           --
Foreign currency translation adjustments ....................        --         --           --         --           (7)
                                                                -------------------------------------------------------
Balance at September 30, 1999................................   $ 1,227    $52,893      $ 2,600    $ 7,418      $     2
                                                                =======================================================

                See notes to consolidated financial statements.

                              OMEGA WORLDWIDE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (In thousands)


                                                                                                                  Period from
                                                                                                                 April 2, 1998
                                                                                                              (Commencement of
                                                                                               Year Ended        Operations) to
                                                                                           September 30, 1999  September 30, 1998
                                                                                           ------------------  ------------------
Operating activities:
   Net earnings .............................................................................   $  5,463        $  1,955
   Adjustments to reconcile net earnings to cash provided by operating activities:
     Equity earnings in Principal Healthcare Finance Limited ................................     (1,223)           (421)
     Equity earnings in Principal Healthcare Finance Trust ..................................       (484)             --
     Equity (earnings) loss in Essex Healthcare, Inc. .......................................        282             (32)
     Gain on dilution of interest in Principal Healthcare Finance Trust .....................       (951)             --
     Recognized impairment of investment in Tamaris, plc.....................................        938              --
     Imputed interest .......................................................................      1,146             573
     Depreciation and amortization ..........................................................        903             192
     Write-off of investment in AVC Holdings ................................................        281              --
     Other non-cash charges .................................................................        402              92
   Net change in operating assets and liabilities ...........................................         73            (106)
   Foreign currency translation .............................................................          7             (22)
                                                                                                --------        --------
Net cash provided by operating activities ...................................................      6,837           2,231

Cash flows provided by financing activities:
   Proceeds from revolving warehouse facility drawn by Principal Healthcare Finance Trust ...     34,502              --
   Proceeds from issuance of common stock ...................................................         --          27,375
   Cash contributed by Omega in exchange for liabilities assumed ............................         --             837
                                                                                                --------        --------
Net cash provided by financing activities ...................................................     34,502          28,212

Cash flows from investing activities:
   Acquisition of real estate by Principal Healthcare Finance Trust .........................    (49,288)             --
   Decrease (increase) in restricted cash ...................................................      5,831          (9,330)
   Temporary advances with Principal Healthcare Finance Limited .............................     (9,989)         (8,379)
   Temporary advances with Principal Healthcare Finance Trust ...............................     13,631              --
   Dividends from Principal Healthcare Finance Limited ......................................        272              --
   Investment in Principal Healthcare Finance Trust .........................................     (1,108)             --
   Investment in Baneberry Healthcare Ltd. ..................................................     (1,622)             --
   Investment in Tamaris, plc stock .........................................................     (2,842)             --
   Proceeds from repayment of secured loan ..................................................        102              --
   Secured loan to individual ...............................................................         --            (818)
   Loan to Baneberry Healthcare Ltd. ........................................................       (228)             --
   Loan to an enterprise ....................................................................       (465)             --
   Other ....................................................................................       (176)         (1,635)
                                                                                                --------        --------
Net cash used in investing activities .......................................................    (45,882)        (20,162)
                                                                                                --------        --------
Increase (decrease) in cash and short-term investments ......................................   $ (4,543)       $ 10,281
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

CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of all material inter-company accounts and transactions. Prior to April 1, 1999, the Company owned 100% of Principal Healthcare Finance Trust ("Principal-Australia"). As more fully explained in Note 3 and the report on Form 8-K dated April 1, 1999, newly issued shares of Principal-Australia were issued to independent investors resulting in the dilution of the Company's ownership to 47%.

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


COMPREHENSIVE INCOME

         Comprehensive income consists of the Company's earnings before preferred stock dividends adjusted for the unrealized loss of investments, net of tax and foreign currency translation adjustments.

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

         The following summarizes selected financial information of Principal-UK in accordance with United States generally accepted accounting principles (in thousands):


                                                              Year Ended          Year Ended
                                                            August 31, 1999     August 31, 1998
                                                           -----------------   -----------------
Selected Operating Results:
Revenues:
    Rent income ...................................            $ 55,693             $ 47,542
    Interest income ...............................               6,107                2,991
    Other income ..................................                  --                  509
                                                               --------             --------
         Total revenues ...........................              61,800               51,042

Expenses:
    Interest expense ..............................             (39,149)             (34,572)
    Depreciation and amortization .................              (9,839)              (7,202)
    General and administrative ....................              (5,880)              (4,284)
                                                               --------             --------
         Total expenses ...........................             (54,868)             (46,058)
                                                               --------             --------

Net income from operations ........................               6,932                4,984
Non-operating income ..............................                  --                1,406
                                                               --------             --------
Net income before income taxes and
  extraordinary charge for prepayment
  of debt .........................................               6,932                6,390
Provision for income taxes ........................              (3,053)              (2,283)
Extraordinary charge for prepayment of debt .......                  --               (1,985)
                                                               --------             --------
Net income ........................................            $  3,879             $  2,122
                                                               ========             ========

Selected Balance Sheet Information as of:                   August 31, 1999      August 31,  1998
                                                           -----------------   -------------------
Investments in real estate subject to triple-net leases;
    net of depreciation ...........................            $395,533             $365,941
Total assets ......................................             569,666              479,541
Non-recourse debt borrowings ......................             478,233              396,282
Total liabilities .................................             552,544              464,717
Total stockholders' equity ........................              17,122               14,824


         The effective tax rates are 44% and 36% for the years ended August 31, 1999 and 1998, respectively. These rates differ from the UK tax rate primarily because the provisions for depreciation and amortization are not deductible for tax purposes in the United Kingdom. The Company's proportionate share of Principal-UK's earnings for the year ended August 31, 1999 and the six-month period ended August 31, 1998 are approximately $1,296,000 and $474,000, respectively. Included in the Company's share of Principal-UK earnings during the six-month period ended August 31, 1998, is $172,000 ($0.01 per share) related to the non-recurring operating items realized by Principal-UK. The Company has recorded a charge against earnings of approximately $73,000 for the year ended August 31, 1999 and approximately $53,000 for the six month period ended August 31, 1998, representing amortization over a ten-year period of the excess of the Company's investment in Principal-UK of approximately

$771,000 over its proportionate share of Principal-UK's underlying equity at the date of acquisition. In January 1999, the Company received $272,000, representing a 5-pence annual dividend declared by Principal-UK's Board of Directors.

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

         The Company also received warrants to purchase 10,000,000 ordinary shares of Principal-UK expiring June 30, 2001 at an exercise price of (Pound Sterling)1.50 (approximately $2.55) per share and 556,250 ordinary shares of Principal expiring December 31, 2000 at an exercise price of (Pound Sterling)1.00 (approximately $1.60) per share. As to the warrants that expire in December 2000, no value was assigned at the date of issuance because the underlying securities were issued at their fair value at that date. As to the warrants that expire in June 2001, the coupon rate for the subordinated debt was the prevailing market rate on the date of the loan, and, therefore, the face amount of the subordinated loans approximated its fair value on the date of issuance. In addition, at the grant date the exercise price on these warrants significantly exceeded the fair value of the stock on the date of issuance since the warrants enabled the purchase of shares at (Pound Sterling)1.50, while the current value of the shares at that time was approximately (Pound Sterling)1.00. Based on these factors at the date of the loan, no value was ascribed to the warrants. However, the estimated fair value of these warrants at September 30, 1999 approximates $8,758,000. In determining the estimated fair value, the Company used a Black-Scholes pricing model with the following assumptions: risk free interest rate of 6%; a volatility factor of 40%; and an average life of five years from the date of grant.

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

         In November 1998 Principal-Australia agreed to acquire and lease back 30 nursing homes in the Australian states of New South Wales, Queensland, Western Australia and Victoria for $60 million. The transaction is in three phases with the first phase closing in November 1998 and consisting of the purchase of 25 facilities for approximately $49 million. The purchase of five Victoria homes occurred in the second phase in March 1999 upon completion of construction and the stabilized occupancy of the homes for an aggregate purchase price of approximately $7 million. The final phase involves an additional $15 million investment encompassing the renovation and refurbishing of facilities during a five-year period ending October 2003. This phase will assist the homes to comply with physical plant regulations being implemented by the Commonwealth of Australia. All disbursements subsequent to the first phase are conditioned upon various levels of operating profitability and performance.

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

         The following summarizes selected financial information of Principal-Australia in accordance with United States generally accepted accounting principles (in thousands):


                                                                                          Year Ended
Selected Operating Results:                                                             August 31, 1999
                                                                                        ---------------
Revenues:
      Rent income ..............................................................            $ 9,592
      Interest and other income ................................................                322
                                                                                            -------
           Total revenues ......................................................              9,914

Expenses:
      Interest expense .........................................................             (5,203)
      Depreciation and amortization ............................................             (1,856)
      General and administrative ...............................................               (932)
                                                                                            -------
           Total expenses ......................................................             (7,991)
                                                                                            -------
Income from operations .........................................................            $ 1,923
                                                                                            =======

Selected Balance Sheet Information as of:                                               August 31, 1999
                                                                                        ---------------
Investments in real estate subject to triple-net leases, net of depreciation....            $ 85,652
Total assets....................................................................              96,986
Non-recourse debt borrowings....................................................              75,815
Total liabilities...............................................................              82,215
Total unit  holders' equity.....................................................              14,771

NOTE 4 - ESSEX HEALTHCARE CORPORATION

         On April 2, 1998, Omega contributed to the Company its holdings in the preferred stock of Essex Healthcare Corporation ("Essex"), an Atlanta-based private operator of skilled nursing facilities. The preferred stock was valued at approximately $39,000. Essex's primary activities are in Ohio, where it operates 13 long-term care and assisted living facilities (approximately 1,400 beds). It also manages 33 facilities (approximately 1,800 beds) in Indiana, Michigan, Illinois and Texas. On July 30, 1998, the Company acquired 55,000 shares of Essex's common stock for $500,000 and converted its preferred stock into 1,940 shares of common stock. The Company holds approximately 47% of the outstanding common shares of Essex. The Company accounts for this investment using the equity method.

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

         A summary of the Company's land and buildings subject to triple net lease and related accumulated depreciation is as follows (in thousands):


                                                                          September 30, 1998
                                                                          ------------------
Land and buildings subject to triple-net lease.......................          $ 27,457
Less accumulated depreciation........................................              (157)
                                                                               --------
                                                                               $ 27,300
                                                                               ========


         As a result of the Company's dilution of interest in Principal-Australia to 47% at September 30, 1999, the Company no longer consolidates Principal-Australia.

NOTE 6 - SECURED LOANS

         On May 28, 1998, the Company loaned $818,000 to an individual. The loan is secured by the individuals' interest in Tamaris plc., an aged care operating company in the United Kingdom. The loan bears interest at 10.5% and principal payments are due through the year 2000. The carrying value of the loan at September 30, 1999 and September 30, 1998 is $716,000 and $818,000 respectively.

         On August 18, 1999, the Company loaned $465,000 to an enterprise. The loan is secured by the enterprise's interest in Tamaris, plc. The loan bears interest at 7.15% and principal and interest is due on demand. The carrying value of the loan at September 30, 1999 is $465,000.

NOTE 7 - FINANCIAL INSTRUMENTS

         The carrying amounts and fair values of the Company's financial instruments are as follows:



                                                                     1999                         1998
                                                            ------------------------   ------------------------
                                                             Carrying        Fair       Carrying       Fair
                                                              Amount        Value        Amount       Value
                                                            -----------   ----------   ------------  ----------
                                                                               (In thousands)
Assets:
     Cash and short-term investments .....................    $ 5,738         $ 5,738      $10,281    $10,281
     Restricted cash .....................................        389             389        9,330      9,330
     Subordinated loan to Principal-UK ...................     23,805          24,699       23,805     27,348
     Temporary advances to Principal-UK ..................     18,368          18,368        8,379      8,379
     Warrants for 10,556,250 Principal-UK shares .........         --           8,758           --      6,700
     Secured loans .......................................      1,181           1,181          818        856
                                                              -------         -------      -------    -------
                                                              $49,481         $59,133      $52,613    $62,894
                                                              =======         =======      =======    =======

     Off Balance Sheet Financial Instruments:
     Foreign currency contracts...........................    $(1,629)        $(1,629)     $(1,789)   $(1,789)

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

         The Company has forward contracts to hedge currency risks associated with investments in Principal-UK and Principal-Australia. Pursuant to a ten-year British pound sterling currency swap agreement, the Company is obligated to exchange (Pound Sterling)20,000,000 for $31,740,000 on October 15, 2007. At September 30, 1999, the Company is obligated to exchange A$11,000,000 at an average rate of US$ 0.6135. The carrying amount of the investment in Principal-UK, the subordinated loans/advances to Principal-UK, and the investment in Principal-Australia, are based on the rates established in the forward exchange contracts.

NOTE 8 - INCOME TAXES

         Income tax expense differs from the amounts computed by applying the U.S. Federal income tax rate of 34% to earnings before taxes as follows for the year ended September 30, 1999 and the six-month period ended September 30, 1998 (in thousands):


                                                                          1999         1998
                                                                          ----         ----
Computed expected tax expense ..................................       $ 2,989       $   979
Tax effect of equity in earnings of investments ................          (320)         (143)
Other ..........................................................             1            91
                                                                       -------       -------
            Total ..............................................       $ 2,670       $   927
                                                                       =======       =======

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


The following is a summary of activity under the Plan.


                                                                           Number of      Exercise       Weighted
                                                                            Shares          Price      Average Price
                                                                          ------------   ------------  ------------
Outstanding at April 2, 1998 .................................                    --     $          --      $   --
      Grants during 1998 .....................................               648,000       5.688-7.500       7.479
      Forfeited ..............................................               (42,000)            7.500       7.500
                                                                            --------     -------------      ------
Outstanding at September 30, 1998 ............................               606,000       5.688-7.500       7.477
      Granted during 1999 ....................................                99,000       4.000-4.688       4.521
      Forfeited ..............................................               (31,000)      4.688-7.500       7.100
                                                                            --------     -------------      ------
Outstanding at September 30, 1999 ............................               674,000     $ 4.000-7.500      $7.116
                                                                            ========     =============      ======

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

         Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net earnings would be $5,084,000 and $1,784,000, and pro forma earnings per common share, basic and diluted, would be $0.41 and $0.14, for the year ended September 30, 1999 and the six-month period ending September 30, 1998, respectively.

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

         Temporary unsecured advances to Principal-UK in the amount of $18,368,000 and $8,379,000 are outstanding at September 30, 1999 and 1998, respectively. Interest at 9.25% is paid on a monthly basis. Included in interest income for the year ended September 30, 1999 and the six-month period ended September 30, 1998 is $1,719,000 and $292,000, respectively, related to advances to Principal-UK.

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

The following is a summary of operations by geographic region for the year ended September 30, 1999 and the six-months ended September 30, 1998.


                                                       1999          1998
                                                  ------------   ------------
Revenue:
     United States ...........................      $  5,369       $  2,065
     United Kingdom ..........................         4,918          1,920
     Australia ...............................         4,466          1,110
                                                    --------       --------
           Total .............................      $ 14,753       $  5,095
                                                    ========       ========

Operating income (expense):
     United States ...........................      $  5,357       $  2,643
     United Kingdom ..........................         2,828            477
     Australia ...............................         1,385            247
     Corporate expenses ......................        (1,718)          (485)
                                                    --------       --------
           Total .............................      $  7,852       $  2,882
                                                    ========       ========

Identifiable assets:
     United States ...........................      $ 67,921       $ 57,108
     United Kingdom ..........................           113            131
     Australia ...............................           378         31,753
                                                    --------       --------
           Total .............................      $ 68,412       $ 88,992
                                                    ========       ========


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

NOTE 15 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

         Following are details of changes in operating assets, liabilities and other non-cash transactions for the year ending September 30, 1999 and the six-month period ended September 30, 1998 (in thousands):


Increase (decrease) in cash from changes in operating assets and liabilities:


                                                                                       1999               1998
                                                                                       ----               ----
Operating assets ...............................................................    $ (3,310)           $   (880)
Other liabilities ..............................................................       1,936                 341
Accrued taxes ..................................................................       1,447                 433
                                                                                    --------            --------
                                                                                    $     73            $   (106)
                                                                                    ========            ========

Noncash investing and financing transactions:
    Contribution by Omega Healthcare Investors, Inc., excluding cash:
       Investments .............................................................    $     --            $  5,297
       Loans ...................................................................          --              23,805
       Other ...................................................................          --                 150
       Equity ..................................................................          --             (29,252)
    Acquisition of land and buildings subject to triple-net lease ..............          --             (27,457)
    Non-interest bearing deferred obligation ...................................          --              27,457
Income taxes paid during the period, net of refunds received ...................         923                 600
Interest expense paid during the period ........................................       1,627                  --
Principal-Australia cash balance at April 1, 1999 ..............................         151                  --

NOTE 16 - QUARTERLY DATA (UNAUDITED)

         The following is an unaudited summary of quarterly results of operations for the years ended September 30, 1999 and the six-month period ended September 30, 1998.


                                                                        December 31  March 31   June 30  September 30
                                                                        -----------  --------   -------  ------------
                                                                                (In thousands, except per share)
1999
Revenues .......................................................           $3,858     $5,269     $2,740     $2,886
Net earnings ...................................................            1,291      1,214      2,112        846
Net earnings available to common ...............................            1,239      1,162      2,060        794
Per Share Amounts:
Net earnings available to common, basic ........................             0.10       0.10       0.16       0.07
Net earnings available to common, diluted ......................             0.10       0.10       0.16       0.07

1998
Revenues .......................................................           $   --     $   --     $1,778     $3,317
Net earnings ...................................................               --         --        744      1,211
Net earnings available to common ...............................               --         --        692      1,159
Per Share Amounts:
Net earnings available to common, basic ........................               --         --       0.06       0.09
Net earnings available to common, diluted ......................               --         --       0.06       0.09

NOTE 17- INVESTMENT IN TAMARIS, PLC.

         At September 30, 1999, the Company held 4,170,250 shares of Tamaris, plc, a company traded on the London Stock Exchange. This investment represented 8.6% of the outstanding shares of Tamaris and was accounted for as an "available-for-sale" security in accordance with Financial Accounting Standards Board Statement No. 115. As of September 30, 1999, the difference between historical cost of $2.8 million and market value of $1.9 million, (based upon the last traded price on the London Stock Exchange), was recognized in shareholders' equity on an after tax basis as an adjustment to Other Comprehensive Income.

         In October 1999, the Company, through its wholly owned subsidiary, Idun Health Care Ltd., acquired 48 operating subsidiaries of Tamaris, plc. The 48 companies acquired operate 119 nursing homes located throughout England, Scotland, and Northern Ireland. The purchase price consisted of cash of $1.7 million and all of the Company's shares of Tamaris, plc. The unaudited net book value of the assets acquired was approximately $47 million and liabilities assumed was approximately $38 million.

         Management believes the transaction is economically favorable because the net book value of the assets acquired substantially exceeded the cost of the assets provided as consideration. Public trading of the Tamaris stock was suspended on September 25, 1999, and trading has not resumed. Based on an interpretation of FASB Statement No. 115, management determined that the recording of the value of the Tamaris stock relinquished in the acquisition should be based on the last quoted price of the security rather than the fair value of the assets acquired. To meet this technical interpretation, a charge of $938,000 ($657,000, net of tax) has been included in the Company's income statement for the year ended September 30, 1999, rather than in Other Comprehensive Income and has reduced fiscal 1999 net income by $657,000. The restatement had no impact on previously reported shareholders' equity or cash flows as of or for the year ended September 30, 1999.

                                   SIGNATURES

         Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             OMEGA WORLDWIDE, INC.

                                             By: /s/ ESSEL W. BAILEY, JR.
                                                 -------------------------------
                                                      Essel W. Bailey, Jr.
                                                     Chief Executive Officer

Dated: February 14, 2000

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


SIGNATURES                                                      TITLE                          DATE
----------                                                      -----                          ----
PRINCIPAL EXECUTIVE OFFICER

/s/ ESSEL W. BAILEY, JR.
-----------------------------------         President, Chief Executive                         February 14, 2000
        Essel W. Bailey, Jr.                Officer, and Director

PRINCIPAL FINANCIAL OFFICER AND
PRINCIPAL ACCOUNTING OFFICER

/s/ EDWARD C. NOBLE
-----------------------------------         Vice President, Chief Financial Officer            February 14, 2000
        Edward C. Noble                     and Chief Accounting Officer

DIRECTORS
/s/ JACQUES AIGRAIN
-----------------------------------
        Jacques Aigrain                     Director                                           February 14, 2000

/s/ JAMES A. EDEN
-----------------------------------
        James A. Eden                       Director                                           February 14, 2000

/s/ THOMAS F. FRANKE
-----------------------------------
        Thomas F. Franke                    Director                                           February 14, 2000

/s/ ANIL K. GUPTA
-----------------------------------
        Anil K. Gupta                       Director                                           February 14, 2000

/s/ HAROLD J. KLOOSTERMAN
-----------------------------------
        Harold J. Kloosterman               Director                                           February 14, 2000

/s/ BERNARD J. KORMAN
-----------------------------------
        Bernard J. Korman                   Director                                           February 14, 2000



SIGNATURES                                                      TITLE                                    DATE
----------                                                      -----                                    ----
/s/ EDWARD LOWENTHAL
-----------------------------------
        Edward Lowenthal                    Director                                           February 14, 2000

/s/ ROBERT L. PARKER
-----------------------------------
        Robert L. Parker                    Chairman of the Board                              February 14, 2000

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

               (i)       Lease Guarantee between Moran and Principal Pty

               (j)       Indemnity Deed

               (k) Procurement Agreement among Moran Australia, FAI, Moran, Douglas John Moran, Greta Richmond Moran, Peter Godfrey Moran and Shane Moran

               (l)       Mortgage of Shares between Moran and Principal Pty

Exhibit 10.10 Transaction documents dated April 16, 1999 with the following exhibits. Incorporated by reference to Exhibit 10 to the Company's report on Form 8-K filed on April 16, 1999.

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

               (c) Subscription Deed, Principal Healthcare Finance Unit Trust No. 2

               (d) Deed of Loan, PHF No. 1 Pty Limited, AMP Life Limited, Omega Worldwide, Inc.

               (e) Principal Healthcare Finance Unit Trust No. 1, Term of 2004 Options

               (f) Principal Healthcare Finance Unit Trust No. 2, Term of 2004 Options

               (g)       Advisory Agreement

Exhibit 10.11 Share Acquisition Agreement between Tamaris plc and the Company - Incorporated by reference to Exhibit 10.1 to the Company's report on Form 8-K filed on November 1, 1999

Exhibit 10.12 Amendment to Loan agreement dated as of November 20, 1998 among the Company, Fleet Bank, N.A. as agent Incorporated by reference to exhibit 10.12 to the Company's report on Form 10-K filed on December 27, 1999.

Exhibit 10.13 Asset Administration deed between Principal Healthcare Finance Pty Limited and Omega (Australia) Pty Limited dated as of November 1, 1999 - Incorporated by reference to Exhibit 10.13 to the Company's report on Form 10-K filed on December 27, 1999.

Exhibit 11     Statement re Computation of Per-Share Earnings - Filed herewith.

Exhibit 12 Statement re Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends - Filed herewith

Exhibit 21     Subsidiaries of Registrant - Filed herewith

Exhibit 27     Financial Data Schedule - Filed herewith

Exhibit 99(a)  Financial Statements of Principal Healthcare Finance Limited:
                          -Report of Auditors
                          -Consolidated Statement of operations for the years ended August 31, 1999, 1998 and 1997
                          -Consolidated Balance Sheets as of August 31, 1999 and 1998
                          -Consolidated Statements of Shareholders' Equity for the years ended August 31, 1999, 1998, and 1997 -Consolidated Statements of Cash Flows for the years ended August 31, 1999, 1998, and 1997
                          -Notes to Consolidated Financial Statements
                          -Filed as Exhibit 99(A) to the Company's report on Form 10-K filed December 27, 1999.

Exhibit 99(b)  Proforma Financial Statements of Idun Health Care Limited (UK):
                          -Report of Independent Accountant
                          -Proforma Combined Profit and Loss Account for the years ended March 31, 1999 and 1998
                          -Proforma Combined Balance Sheets as of March 31, 1999 and 1998
                          -Proforma Combined Cash Flow Statement for the years ended March 31, 1999 and 1998
                          -Notes to the Proforma Financial Statements
                          -Filed as Exhibit 99(b) to the Company's report on Form 10-K filed December 27, 1999.