Form 10-Q
period 1999-12-31
OMEGA WORLDWIDE INC
filed 2000-02-14
CIK 1051964

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------



                                    FORM 10-Q

 (Mark One)
     x            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended December 31, 1999

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

   Yes        X        No
            -----         -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of December 31, 1999

    Common Stock, $.10 par value                       12,276,000
           (Class)                                 (Number of shares)

                              OMEGA WORLDWIDE, INC.

                                    FORM 10-Q

                                December 31, 1999

                                      INDEX

                                                                                    Page No.
                                                                                    --------
PART I       Financial Information

Item 1.      Financial Statements:

             Condensed Consolidated Balance Sheets
               December 31, 1999 (unaudited) and September 30, 1999 .............       2

             Condensed Consolidated Statements of Operations (unaudited) -
               Three-month periods ended December 31, 1999 and 1998 .............       3

             Condensed Consolidated Statements of Cash Flows (unaudited) -
               Three-month periods ended December 31, 1999 and 1998 .............       4

             Notes to Condensed Consolidated Financial Statements
               December 31, 1999 (unaudited) ....................................       5

Item 2.      Management's Discussion and Analysis of Financial Condition
               and Results of Operations ........................................      10

PART II      Other Information

Item 5.      Other Information ..................................................      12

Item 6.      Exhibits and Reports on Form 8-K ...................................      12


                        PART 1 - FINANCIAL INFORMATION

Item 1.    Financial Statements

                            OMEGA WORLDWIDE, INC.

                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                (In Thousands)

                                                                             December 31,         September 30,
                                                                                 1999                  1999
                                                                                 ----                  ----
                                                                             (Unaudited)            (See Note)
                                    ASSETS
Current Assets:
  Cash and short-term investments ........................................    $   1,582              $  5,738
  Restricted cash ........................................................          389                   389
  Patient receivables ....................................................        7,840                     -
  Other current assets ...................................................        6,377                   915
                                                                                 ------                 -----
     Total Current Assets ................................................       16,188                 7,042

Plant, property and equipment, net
   of accumulated depreciation ...........................................       12,214                     -
Investments in and advances to Principal
   Healthcare Finance Limited ............................................       50,666                48,842
Investments in Principal Healthcare Finance Trust ........................        6,601                 6,619
Long-term rent receivables ...............................................        7,777                     -
Rent deposits ............................................................        4,076                     -
Other assets .............................................................        3,472                 5,909
                                                                                 ------                 -----
                                                                                 84,806                61,370
                                                                                 ------                ------
Total Assets .............................................................    $ 100,994              $ 68,412
                                                                              =========              ========

                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Short-term debt ........................................................    $  15,395              $      -
  Accounts payable and accrued expenses ..................................       13,772                 1,177
  Accrued income taxes ...................................................        2,979                 1,880
  Non-interest bearing deferred purchase obligation ......................            -                 1,215
                                                                                 ------                 -----
    Total Current Liabilities ............................................       32,146                 4,272
Long-term debt ...........................................................        3,476                     -
Other long-term liabilities ..............................................          485                     -
                                                                                 ------                 -----
  Total Liabilities ......................................................       36,107                 4,272
                                                                                 ------                 -----

Shareholders' Equity:
   Preferred Stock $1.00 par value:
     Authorized 10,000 shares
     Outstanding 260 Class B shares at liquidation value .................        2,600                 2,600
   Common stock $.10 par value
     Authorized 50,000 shares
     Outstanding 12,276 shares and 12,266
      at December 31, 1999 and September 30, 1999,
      respectively .......................................................        1,228                 1,227
   Additional paid-in capital ............................................       52,934                52,893
   Retained earnings .....................................................        8,315                 7,418
   Accumulated other comprehensive income ................................         (190)                    2
                                                                                 ------                 -----
     Total Shareholders' Equity ..........................................       64,887                64,140
                                                                                 ------                ------
Total Liabilities and Shareholders' Equity ...............................    $ 100,994              $ 68,412
                                                                              =========              ========


Note - The balance sheet at September 30, 1999, has been derived from audited consolidated financial statements at the that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


               See notes to consolidated financial statements.

                              OMEGA WORLDWIDE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                    Unaudited

                    (In Thousands, Except Per Share Amounts)




                                                                                   Three Months Ended
                                                                                   ------------------
                                                                         December 31, 1999    December 31, 1998
                                                                         -----------------    -----------------
Revenues:
   Patient services revenue .........................................         $ 24,594           $     -
   Fee income - Principal Healthcare Finance Limited ................            1,317             1,143
   Fee income - Principal Healthcare Finance Trust ..................              242                 -
   Interest Income:
     Principal Healthcare Finance Limited ...........................            1,201             1,089
     Short-term investments .........................................               51               226
   Rent income ......................................................                -             1,315
   Other income .....................................................              123               151
                                                                                ------            ------
                                                                                27,528             3,924
Expenses:
  Direct cost of patient services ...................................           25,448                 -
  Direct costs of asset management ..................................              605               657
  Allocated expenses from Omega Healthcare Investors, Inc. ..........              174               188
  Imputed and other interest ........................................              323               853
  Provision for depreciation ........................................               20               194
  General and administrative ........................................              388               365
                                                                                ------            ------
                                                                                26,958             2,257
                                                                                ------            ------
Earnings before equity earnings and taxes ...........................              560             1,667
Equity in earnings of Principal Healthcare Finance Limited ..........              336               223
Equity in earnings of Principal Healthcare Finance Trust ............              176                 -
Equity in earnings (loss) of Essex Healthcare Corporation ...........               75               (66)
                                                                                ------            -------
Earnings before income taxes ........................................            1,147             1,824
Provision for income taxes ..........................................             (250)             (533)
                                                                                ------            ------
Earnings before preferred stock dividends ...........................              897             1,291
Preferred stock dividends ...........................................              (52)              (52)
                                                                                ------            ------
Net earnings available to common shareholders .......................          $   845           $ 1,239
                                                                               =======           =======

Earnings per common share, basic ....................................          $  0.07           $  0.10
                                                                               =======           =======
Earnings per common share, diluted ..................................          $  0.07           $  0.10
                                                                               =======           =======
Average shares outstanding, basic ...................................           12,269            12,258
                                                                                ======            ======
Average shares outstanding, diluted .................................           12,270            12,258
                                                                                ======            ======
Total comprehensive income, net of taxes ............................          $   705           $   980
                                                                               =======           =======


                See notes to consolidated financial statements.

                              OMEGA WORLDWIDE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    Unaudited

                                 (In Thousands)



                                                                                      Three Months Ended
                                                                                      ------------------
                                                                              December 31, 1999   December 31, 1998
                                                                              -----------------   -----------------
Operating activities:
   Net earnings .............................................................    $   897             $ 1,291
   Adjustments to reconcile net earnings to cash
      provided by operating activities:
     Equity in earnings of Principal Healthcare Finance Limited .............       (336)               (223)
     Equity in earnings of Principal Healthcare Finance Trust ...............       (176)                  -
     Equity in (earnings) loss of Essex Healthcare Corporation ..............        (75)                 66
     Straight-line rent adjustment                                                   681                   -
     Depreciation and amortization ..........................................        534                 222
     Payments of federal and foreign taxes ..................................       (633)                  -
     Imputed interest .......................................................          -                 571
     Net change in operating assets and liabilities .........................    (14,392)             (1,141)
                                                                                 -------             -------
Net cash provided by (used in) operating activities .........................    (13,500)                786

Cash flows from financing activities:
   Proceeds from short-term borrowings ......................................     10,220              23,500
   Repayments of long-term borrowings .......................................       (394)                  -
   Proceeds from bank revolving credit facility .............................          -              34,502
   Other ....................................................................        (35)                 (9)
                                                                                 -------             -------
Net cash provided by financing activities ...................................      9,791              57,993

Cash flows from investing activities:
   Acquisition of real estate by subsidiary .................................          -             (49,288)
   Temporary advances to Principal Healthcare Finance Limited ...............     (1,488)            (17,341)
   Cash acquired in acquisition of Idun Health Care Limited
    net of cash consideration ...............................................        857                   -
   Investment in Tamaris, plc stock .........................................          -              (2,884)
   Dividends from affiliate .................................................        174                   -
   Other ....................................................................         10               1,063
                                                                                 -------             -------
Net cash used in investing activities .......................................       (447)            (68,450)
                                                                                 -------             -------
Decrease in cash and short-term investments .................................     (4,156)             (9,671)
Cash and short-term investments at beginning of period ......................      5,738              10,281
                                                                                 -------             -------
Cash and short-term investments at end of period ............................    $ 1,582            $    610
                                                                                 =======            ========


                 See notes to consolidated financial statements.

                             OMEGA WORLDWIDE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                    Unaudited

                                December 31, 1999

Note A - Organization and Significant Accounting Policies

ORGANIZATION

     On April 2, 1998, the registration statement of Omega Worldwide, Inc. (the "Company") became effective, and it offered 3,750,000 shares of common stock to the public at $7.50 per share. The Company received $27,375,000, net of issuance costs of $750,000. Shares offered included 500,000 shares in a primary offering and 3,250,000 shares in a rights offering. Operations commenced upon the effectiveness of the initial public offering. Additionally, except for $1,000 invested by Omega Healthcare Investors, Inc. ("Omega") at the date of formation (November 1997) there were no cash flow activities of the Company from the date of formation to the date operations commenced.

     Immediately prior to the offering of shares by the Company, Omega contributed substantially all of its investment in Principal Healthcare Finance Limited ("Principal-UK") to the Company. Assets contributed by Omega, which were recorded by the Company at Omega's accounting basis, included a $23,805,000 subordinated loan to Principal-UK, 33.375% of the common stock of Principal-UK with a carrying value of $5,297,000, 10,556,250 warrants and other net assets totaling $150,000. Omega also assigned its interest in a management agreement with Principal-UK in which the Company receives an annual fee of 0.9% of Principal-UK's assets (as defined) for providing certain advisory services. In exchange, Omega received 8,500,000 shares of common stock and 260,000 shares of Class B preferred stock. Of the common stock received by Omega, approximately 5,200,000 shares were distributed pro rata to Omega's shareholders, and approximately 2,300,000 were sold pursuant to the Company's registration statement. Omega retained approximately 9.9% of the Company's common stock.


BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements for the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 1999, are not necessarily indicative of the results that may be expected for the year ending September 30, 2000. For further information, refer to the financial statements and footnotes thereto in the Company's annual report Form 10-K/A for the period ended September 30, 1999.


CONSOLIDATION AND SUBSIDIARIES

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of all material intercompany accounts and transactions. The Company's policy is to report the results of its partially owned companies and subsidiaries on a one-month lag basis. This allows time to produce accounts in a local GAAP and then convert to a U.S. GAAP basis. The Company's wholly owned subsidiary, Idun, began operations on November 1, 1999. To reflect activities for a two-month period and adopt reporting on a one-month lag basis, profit and loss results for November are included as well as an estimated loss from operations for the month of December 31, 1999 in the results for the quarter.

     Until April 1, 1999, the Company owned 100% of Principal-Australia. As more fully explained in Form 8-K dated April 1, 1999, newly issued shares of Principal-Australia were issued to independent investors resulting in the dilution of the Company's ownership to 47%. Principal-Australia's financial results on that date are included in the Company's results on a consolidated basis prior to April 1, 1999, and thereafter are included in the results using the equity method of accounting.

     The Company reports the results of those subsidiaries, which it has over 20% ownership, but in which it does not hold a majority interest, using the equity method of accounting, on a one-month lag basis. Investments in companies over which the Company does not exercise control are recorded at fair market value. Temporary changes in fair market value are charged to accumulated other comprehensive income, while permanent reductions in fair market value are charged to operations.


STRAIGHT-LINE RENT EXPENSE

     Idun Health Care Limited and its subsidiaries is the lessee of several long-term leases. Rent expense is recognized as the total rent payable over the initial term of the related lease amortized on a straight-line basis. Such expense includes the adjustment in the rental payments based upon predetermined minimum formulas as defined in the master lease.


Note B - Asset Concentrations

     Until April 1, 1999, Principal-Australia was reported on the consolidated basis of accounting and 100% of the consolidated group's real estate investments were owned by Principal-Australia. All of Principal-Australia's real estate investments are long-term care facilities located in Australia, leased to Moran Health Care Group (Australia) Pty Limited, the largest operator of aged care homes in Australia.


Note C - Principal Healthcare Finance Limited (Principal-UK)

     The following summarizes selected financial information of Principal-UK in accordance with accounting principals generally accepted in the United States (in thousands):


Selected Operating Results for the three-month period ended:    November 30, 1999    November 30, 1998
                                                                -----------------    -----------------
Revenues:
      Rent income ...................................................  $ 14,836           $ 13,450
      Interest income ...............................................       118              1,526
      Other income ..................................................     1,341                 39
                                                                          -----               ----
            Total revenues ..........................................    16,295             15,015
Expenses:
      Interest expense ..............................................   (10,211)            (9,814)
      Depreciation and amortization .................................    (2,722)            (2,340)
      General and administrative ....................................    (1,558)            (1,286)
                                                                         ------             ------
           Total expenses ...........................................   (14,491)           (13,440)
                                                                        -------            -------
Income from operations before income taxes ..........................     1,804              1,575
Provision for income taxes ..........................................      (737)              (863)
                                                                           ----               ----
  Net income from operations ........................................   $ 1,067              $ 712
                                                                        =======              =====

Selected Balance Sheet Information as of:                       November 30, 1999    August 31, 1999
                                                                -----------------    ---------------
Investments in real estate subject to
  triple-net lease, net of depreciation ............................. $ 407,306          $ 395,533
Total assets ........................................................   589,180            569,666
Non-recourse debt borrowings ........................................   488,435            478,233
Total liabilities ...................................................   571,001            552,544
Total stockholders' equity ..........................................    18,179             17,122


     The effective tax rates are 41% and 55% for the three-month period ending November 30, 1999 and 1998, respectively. These rates differ from the UK tax rate primarily because the provision for depreciation and amortization is not deductible for tax purposes in the United Kingdom. The Company's proportionate share of Principal-UK's earnings for the three-month periods ended November 30, 1999 and 1998 are approximately $356,000 and $238,200 respectively. Additionally, the Company had recorded a charge against earnings of approximately $20,000 and $15,000 for the three-month periods ended November 30, 1999 and 1998, respectively, representing amortization over a ten-year period of the excess of the Company's investment in Principal-UK over its proportionate share of Principal-UK's underlying equity.

Note D - Acquisition of Idun Health Care Limited ("Idun")

         At October 31, the Company, through its wholly owned subsidiary, Idun Health Care ("Idun"), acquired the operating subsidiaries of Tamaris, plc, a nursing home operating company in the United Kingdom. The 48 subsidiaries acquired operate 119 nursing homes located throughout England, Scotland and Northern Ireland. The fair market value of the net assets, at the date of acquisition was $9.5 million. Fixed assets included in the $9.5 million amount have been written down by $5.2 million to report net assets equal to the purchase price.

         Pro forma information for the Company, as if the Idun purchase had been made as of October 1, 1998, is as follows:

Pro forma operating results for the three month period ended:      December 31,        December 31,
                                                                       1999                1998
                                                                       ----                ----
Revenues ........................................................ $   39,765         $   33,402
Net earnings available to common shareholders ...................        607              1,330
Earnings per common share, basic ................................       0.05               0.11
Earnings per common share, dilutive .............................       0.05               0.11


Note E - Principal Healthcare Finance Trust (Principal-Australia)

     The  following  summarizes  selected  unaudited  financial  information  of
Principal-Australia   in  accordance  with  United  States  generally   accepted
accounting principles (in thousands):

Selected Operating Results for the three-month period ended:       November 30, 1999
                                                                   -----------------

Revenues:
   Rent income .......................................................  $ 2,914
   Interest income ...................................................      155
   Other income ......................................................       11
                                                                           ----
       Total revenues ................................................    3,080
Expenses:
   Interest expense ..................................................   (1,947)
   Depreciation and amortization .....................................     (490)
   Amortization of  debt issue and organizational costs ..............      (79)
   General and administrative ........................................     (190)
                                                                           ----
       Total expenses ................................................   (2,706)
                                                                         ------
Income from operations ...............................................    $ 374
                                                                          =====


Selected Balance Sheet Information as of:                     November 30, 1999     August 31, 1999
                                                              -----------------     ---------------

Investments in real estate subject to
   triple-net lease, net of depreciation ............................. $ 92,834           $ 85,652
Total assets .........................................................  131,964             96,986
Non-recourse debt borrowings .........................................  105,287             75,815
Total liabilities ....................................................  117,234             82,215
Total unit holders' equity ...........................................   14,730             14,771



     On April 1 Principal-Australia sold 7,500,000 newly issued shares to Omega and AMP Life Limited, as well as 875,000 additional shares to the Company, as more fully described in the Form 8-K dated April 1, 1999. Prior to this date, the Company owned 100% of Principal-Australia. Issuance of the new shares reduced the Company's ownership to 47% of shares outstanding.

Note F - Essex Healthcare Corporation

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

     The Company's proportionate share of Essex's earnings for the three-month period ended November 30, 1999 is approximately $75,000 and approximately $66,000 of loss for the three-month period ended November 30, 1998.


Note G - Net Earnings Per Share

     Net earnings per share are computed based on the weighted average number of common shares outstanding during the period. Average shares outstanding for the basic earnings per share were 12,269,000 and 12,258,000 for the periods ending December 31, 1999 and 1998, respectively. The assumed conversion of shares of preferred stock is antidilutive.


Note H - Credit Facilities


The Company's indebtedness consists of the following:
                                                                              December 31,      September 30,
                                                                                  1999              1999
                                                                                  ----              ----
(1) Revolving credit agreement, (7.65% interest at December 31, 1999) ...  $ 11,825,000             $ -
(2) Loan, (8.00% interest at December 31, 1999) .........................     2,750,000               -
(3) Loan due February 2003, (7.86% interest at December 31, 1999) .......     1,994,000               -
(4) Loan due February 2017, (7.86% interest at December 31, 1999) .......     1,835,000               -
(5) Loan due April 2018, (5.00% interest at December 31, 1999) ..........       467,000               -
                                                                                -------             ---
                                                                             18,871,000               -
Less current maturities .................................................   (15,395,000)              -
                                                                            -----------             ---
                                                                            $ 3,476,000             $ -
                                                                            ===========             ===


1) In November 1998, the Company entered into a revolving credit agreement with a bank for borrowings up to $25 million since reduced to $20 million in January, 2000. Omega provided a guarantee to the banks in consideration of a fee of 1%, plus an annual 25 basis point facility fee. The agreement is scheduled to expire on September 30, 2000. The Company also pays to the banks an unused facility fee of 0.40%. Borrowings under the facility bear interest at LIBOR plus 1.350% or at the Company's option, at the prime rate

2) Idun has a loan with a bank. The loan is secured by the business and assets of a nursing home subsidiary and carries an interest rate of 2.5% above the bank's base lending rate.

3) Idun has a loan with a bank. The loan is secured by the business and assets of a nursing home company and carries a floating interest rate of Libor plus 2%. The loan is being amortized over its life and requires quarterly payments of approximately $178,000.

4) Idun has a loan with a bank. The loan is secured by the business and assets of a nursing home company and carries a floating interest rate of Libor plus 2%. The loan is being amortized over its life and requires quarterly payments of approximately $60,000.

5) At December 31, 1999, Idun has an unsecured bank loan of approximately $467,000. Interest rate on this loan is at a bank's base rate less .5%.

None of the loans of Idun are guaranteed by the Company.

Note I - Related Party Transactions

     Pursuant to the provisions of a services agreement between Omega and the Company, indirect costs incurred by Omega, including compensation of shared executive officers and related support personnel, and costs incurred by Omega for rent, insurance, telephone, utilities, supplies, maintenance and travel, are allocated to the Company based upon the relationship of assets under the Company's management to the combined total of those assets and Omega's assets. Assets and costs in the formula are on a one-quarter lag basis. Allocated expenses during the three-month periods ending December 31, 1999 and 1998 were approximately $174,000 and $188,000, respectively. Such allocations are based on estimates and formulas that management believes to be reasonable.

     Temporary unsecured advances to Principal-UK in the amount of $19,856,000 and $17,341,000 are outstanding at December 31, 1999 and 1998, respectively. Interest on the temporary advances is 9.25%, paid monthly. Interest arising from temporary advances to Principal-UK is included in interest income for the three-month periods ended December 31, 1999 and 1998 is $417,000 and $328,000, respectively.

     A subordinated loan to Principal-UK in the amount of $23,805,000 is outstanding at December 31, 1999 and 1998, respectively. Interest on the subordinated loan is 12.55% at December 31, 1999 and 12.18% at December 31, 1998, paid semi-annually. Interest arising from the subordinated loan to Principal-UK included in interest income for the three-month periods ended December 31, 1999 and 1998 is $784,000 and $761,000, respectively.

     Fees from services provided to Principal-UK for the three-month periods ended December 31, 1999 and 1998 are $1,317,000 and $1,143,000, respectively. Fees from services provided to Principal-Australia for the three-month period ended December 31, 1999 are $242,000.

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


Results of Operations

     In prior years the Company generated income from three primary sources: (1) fee income from providing investment advisory and management services; (2) interest income from providing financing to companies in the healthcare and healthcare financing industries; and (3) equity in earnings of companies in the healthcare and healthcare financing industries. In its most recent quarter, the Company acquired and operated through Idun Health Care Ltd. ("Idun") 119 nursing homes in the United Kingdom. Company results for the quarter include two months of operations since the date of acquisition.

     Prior to April 1, 1999 Principal-Australia was reported on a consolidated basis; currently, Principal-Australia, now 47% owned, is reported on the equity method.


Revenues

     Patient service revenue of $24.6 million represents two months nursing home activity at an average occupancy rate of 88%. The results for the quarter were unprofitable and the Company is directing significant resources to improving occupancy and profitability over the coming months.

     Principal-UK fee income is earned from Principal-UK and Principal-Australia based on assets (as defined) under management. Principal-UK fee income for the three months ended December 31, 1999 was 15% higher than the comparable period last year. Fee income from Principal-Australia was eliminated in consolidation in the prior year. Assets under management at quarter end were $536 million ($490 million at December 31, 1998) and $108 million for Principal-UK and Principal-Australia, respectively.

     Interest income from Principal-UK has increased from prior years based on increased temporary advances to fund, acquisitions by Principal-UK. Rent income in the period ending December 31, 1998 was earned by Principal-Australia.


Expenses

     Cost of patient services is incurred in running the Idun subsidiary's nursing homes in the United Kingdom. They exceed patient service revenues due to wage pressures and seasonal occupancy reductions. Minimum wage increases and increased costs of temporary services and overtime have pushed costs up faster than government-determined fees. The Idun nursing homes were unprofitable under previous management. The Company expects to streamline operations and improve management practices in the year ahead.

     Despite the increase in levels of assets managed, the total of direct cost of investment services provided, allocated expenses and general and administrative costs has declined by $43,000 from the comparable period last year due to spending controls in place. Principal-Australia incurred most of the interest and depreciation expense in the prior year. Interest expense in the current year arose from financing required to fund the operations of the nursing home businesses acquired.


Other

     Equity in earnings of Principal-UK increased from $223,000 in the prior year to $336,000 in the current year. The Company's ownership percentage in Principal-UK has remained constant at 33.375%. The increase in income is due to improved performance of Principal-UK as its leased assets and their rents have increased. Equity in earnings of Principal-Australia were relatively constant during the period reflecting stable investment levels, fixed rental levels and fixed long-term interest rates.

     The change in the Medicare payment structure enacted last year resulted in the prior year loss of $66,000 for Essex Healthcare Corporation. Essex management continues to make progress in structuring operations to be profitable under this payment structure and in improving performance at the several skilled nursing facilities that were acquired when they were unprofitable. Essex has recorded profits in three most recent quarters, including a profit of $75,000 in the most recent quarter.

     The Company's effective tax rate varies from the federal statutory rate of 34% due to the benefit of available foreign tax credits.


Liquidity and Capital Resources

     During the quarter the Company borrowed funds to pay liabilities assumed with the purchase of the Idun subsidiaries. As of quarter end, the Company had cash and short-term investments of $1.6 million and availability of $8.2 million under the Company's bank revolving credit facility. These funds are in excess of short-term operating requirements of the Company and are available for further investments or expansion of the Company's operations into other geographical areas.


Market Risk

     The Company is exposed to various market risks. Market risk is the potential loss arising from adverse changes in market interest rates and prices, such as short-term borrowing and foreign currency exchange rates. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. The Company enters into forward foreign currency contracts principally to hedge currency fluctuations in its investments denominated in foreign currencies, thereby limiting the Company's risk that would otherwise result from changes in exchange rates. At December 31, 1999, the Company had outstanding a ten-year British pound sterling forward currency swap to exchange (pound)20,000,000 for $31,740,000 to mature on October 15, 2007, and a five-year Australian dollar forward currency swap to exchange A$11.0 million Australian dollars for $6,749,000 to mature on July 3, 2003. From time to time, the Company may also obtain hedges for its foreign currency exposure relative to temporary loans to Principal and the Trust. Because of the Company's foreign exchange contracts, its sensitivity to foreign exchange currency exposure is considered low.

Year 2000 Implications

    The Company is not aware of any significant adverse effects of year 2000 on its systems and operations.

PART II -   OTHER INFORMATION

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K:

         (a) Exhibits - the following exhibits are filed herewith:

            Exhibit     Description
            -------     -----------

               27       Financial Data Schedule


         (b) Reports on Form 8-K:

         The following report on Form 8-K was filed since September 30, 1999:

          Current report on Form 8-K dated November 12, 1999 with the following exhibits:

                Share Acquisition Agreement between Tamaris, plc and the Company

          Current report on Form 8-K/A filed January 11, 2000

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                              OMEGA WORLDWIDE, INC.
                                   Registrant

                                              By   /s/  ESSEL W. BAILEY, Jr.
                                              ------------------------------
                                                        Essel W. Bailey, Jr.
February 14, 2000                                       President and Chief
                                                         Executive Officer

                                             By   /s/  EDWARD C. NOBLE
                                             -------------------------------
                                                       Edward C. Noble
February 14, 2000                                      Chief Financial Officer