Form 10-Q
period 2000-03-31
OMEGA WORLDWIDE INC
filed 2000-05-12
CIK 1051964

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
              x          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                          OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 2000

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

   Yes        X        No
           ---------         ---------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 31, 2000

     Common Stock, $.10 par value                          12,302,500
                (Class)                                (Number of shares)

                             OMEGA WORLDWIDE, INC.

                                    FORM 10-Q

                                 March 31, 2000

                                      INDEX

                                                                                                     Page No.
                                                                                                     --------
PART I       Financial Information

Item 1.      Financial Statements:

             Condensed Consolidated Balance Sheets
               March 31, 2000 (unaudited) and September 30, 1999 ......................................  2

             Condensed Consolidated Statements of Operations (unaudited) -
               Three-month and Six-month periods ended March 31, 2000 and 1999 ........................  3

             Condensed Consolidated Statements of Cash Flows (unaudited) -
               Six-month periods ended March 31, 2000 and 1999 ........................................  4

             Notes to Condensed Consolidated Financial Statements
               March 31, 2000 (unaudited) .............................................................  5

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of
               Operations ............................................................................. 10

Item 3.      Quantitative and Qualitative Disclosure About Market Risk ................................ 12


PART II      Other Information


Item 5.      Other Information ........................................................................ 13

Item 6.      Exhibits and Reports on Form 8-K ......................................................... 13


                         PART 1 - FINANCIAL INFORMATION

                          Item 1. Financial Statements

                              OMEGA WORLDWIDE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In Thousands)


                                                                                      March 31,            September 30,
                                                                                        2000                   1999
                                                                                        ----                   ----
                                                                                     (Unaudited)            (See Note)

                                     ASSETS
Current Assets:
  Cash and short-term investments ............................................... $     767                $   5,738
  Restricted cash ...............................................................     2,384                      389
  Patient receivables ...........................................................     7,952                        -
  Other current assets ..........................................................     6,023                      915
                                                                                      -----                      ---
     Total Current Assets .......................................................    17,126                    7,042

Plant, property and equipment, net of accumulated depreciation ..................    12,770                        -
Investments in and advances to Principal Healthcare Finance Limited .............    48,458                   48,842
Investments in Principal Healthcare Finance Trust ...............................     6,558                    6,619
Prepaid rent............. .......................................................     6,583                        -
Rent deposits ...................................................................     4,043                        -
Other assets ....................................................................     3,304                    5,909
                                                                                      -----                    -----
                                                                                     81,716                   61,370
                                                                                     ------                   ------
Total Assets .................................................................... $  98,842                $  68,412
                                                                                  =========                =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Short-term debt .............................................................. $  11,654                $      -
  Accounts payable and accrued expenses .........................................    15,875                   1,177
  Accrued income taxes ..........................................................     1,732                   1,880
  Deferred income ...............................................................     1,185                   1,215
                                                                                      -----                   -----
    Total Current Liabilities ...................................................    30,446                   4,272
Long-term debt ..................................................................     3,311                       -
Other long-term liabilities .....................................................       475                       -
                                                                                       ----                    ----
  Total Liabilities .............................................................    34,232                   4,272
                                                                                     ------                   -----

Shareholders' Equity:
   Preferred Stock $1.00 par value:
       Authorized 10,000 shares
       Outstanding 260 Class B shares at liquidation value ......................     2,600                   2,600
   Common stock $.10 par value
       Authorized 50,000 shares
       Outstanding 12,303 shares and 12,266 at March 31, 2000
       and September 30, 1999 respectively ......................................     1,230                   1,227
   Additional paid-in capital ...................................................    53,058                  52,893
   Retained earnings ............................................................     8,000                   7,418
   Accumulated other comprehensive income .......................................      (278)                      2
                                                                                       ----                    ----
     Total Shareholders' Equity .................................................    64,610                  64,140
                                                                                     ------                  ------
Total Liabilities and Shareholders' Equity ...................................... $  98,842                $ 68,412
                                                                                  =========                ========


Note - The balance sheet at September 30, 1999, has been derived from audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


            See notes to condensed consolidated financial statements.

                            OMEGA WORLDWIDE, INC.

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  Unaudited

                  (In Thousands, Except Per Share Amounts)



                                                                               Three Months Ended             Six Months Ended
                                                                                    March 31,                     March 31,
                                                                                ------------------           ------------------
                                                                             2000            1999           2000            1999
                                                                             ----            ----           ----            ----
Revenues:
   Patient services revenue .............................................. $ 37,172         $     -       $ 61,766         $     -
   Fee income - Principal Healthcare Finance Limited .....................    1,358           1,179          2,675           2,322
   Fee income - Principal Healthcare Finance Trust .......................      255               -            497               -
   Interest Income:
     Principal Healthcare Finance Limited ................................    1,209           1,354          2,410           2,443
     Short-term investments ..............................................       59             124            109             350
   Rent income ...........................................................        -           2,593              -           3,908
   Other income ..........................................................        -              19            124             171
                                                                              -----            ----            ---             ---
                                                                             40,053           5,269         67,581           9,194
Expenses:
  Direct cost of patient services ........................................   39,238               -         64,686               -
  Direct costs of asset management .......................................      658             611          1,263           1,268
  Allocated expenses from Omega Healthcare Investors, Inc. ...............      204             198            378             386
  Imputed and other interest .............................................      275           1,697            608           2,550
  Provision for depreciation .............................................       23             433             43             627
  General and administrative .............................................      391             439            779             804
                                                                                ---             ---            ---             ---
                                                                             40,789           3,378         67,757           5,635
                                                                             ------           -----         ------           -----
Earnings (loss) before equity earnings and taxes .........................     (736)          1,891           (176)          3,559
Equity in earnings of Principal Healthcare Finance Limited ...............      277             228            613             451
Equity in earnings of Principal Healthcare Finance Trust .................        9               -            185               -
Equity in loss of Essex Healthcare Corporation ...........................     (112)           (304)           (37)           (371)
                                                                               ----            ----            ---            ----
Earnings (loss) before income taxes ......................................     (562)          1,815            585           3,639
Income tax (provision) benefit ...........................................      247            (601)            (3)         (1,134)
                                                                                ---            ----            ---          ------
Earnings (loss) before preferred stock dividends .........................     (315)          1,214            582           2,505
Preferred stock dividends ................................................      (52)            (52)          (104)           (104)
                                                                               ----             ---           ----            ----
Net earnings (loss) ...................................................... $   (367)        $ 1,162       $    478         $ 2,401
                                                                           ========         =======       ========         =======

Earnings (loss) per common share, basic .................................. $  (0.03)        $  0.10       $   0.04         $  0.20
                                                                           ========         =======       ========         =======
Earnings (loss) per common share, diluted ................................ $  (0.03)        $  0.10       $   0.04         $  0.20
                                                                           ========         =======       ========         =======
Average shares outstanding, basic ........................................   12,295          12,258         12,282          12,258
                                                                             ======          ======         ======          ======
Average shares outstanding, diluted ......................................   12,297          12,258         12,283          12,258
                                                                             ======          ======         ======          ======
Total comprehensive income (loss), net of taxes .......................... $   (403)        $ 1,516       $    302         $ 2,496
                                                                           ========         =======       ========         =======


            See notes to condensed consolidated financial statements.

                                             OMEGA WORLDWIDE, INC.

                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   Unaudited

                                                (In Thousands)

                                                                                                            Six Months Ended
                                                                                                                March 31,
                                                                                                            ----------------
                                                                                                          2000             1999
                                                                                                          ----             ----
Net earnings .......................................................................................   $   582          $ 2,505
   Adjustments   to  reconcile  net  earnings  to  cash  provided  by  operating activities:
     Equity earnings of Principal Healthcare Finance Limited ..........................................   (613)            (451)
     Equity earnings of Principal Healthcare Finance Trust ............................................   (185)               -
     Equity loss of Essex Healthcare Corporation ......................................................     37              371
     Straight-line rent adjustment ....................................................................  1,711                -
     Depreciation and amortization ....................................................................    898              702
     Payments of federal and foreign income taxes ..................................................... (1,405)            (875)
     Imputed interest .................................................................................      -            1,146
     Net change in operating assets and liabilities ...................................................(10,849)            (194)
                                                                                                       -------             ----
Net cash provided by (used in) operating activities ................................................... (9,824)           3,204

Cash flows from financing activities:
   Proceeds from short-term borrowings, net of repayments .............................................  6,479           23,300
   Proceeds from (repayments of) long-term borrowings .................................................   (569)          34,502
   Increase in restricted cash ........................................................................ (1,995)            (389)
                                                                                                        ------             ----
Net cash provided by financing activities .............................................................  3,915           57,413

Cash flows from investing activities:
   Repayments from (temporary advances to) Principal Healthcare Finance Limited .......................    997          (19,096)
   Cash received in acquisition of operating companies by Idun Health Care Limited
    net of cash consideration paid ....................................................................    857                -
   Acquisition of plant, property and equipment by subsidiaries .......................................   (995)         (49,288)
   Dividends from affiliates ..........................................................................    174              272
   Investment in Tamaris, plc stock ...................................................................      -           (2,884)
   Other ..............................................................................................    (95)             837
                                                                                                          ----             ----
Net cash provided by (used in) investing activities ...................................................    938          (70,159)
                                                                                                          ----          -------
Decrease in cash and short-term investments ........................................................... (4,971)          (9,542)
Cash and short-term investments at beginning of period ................................................  5,738           10,281
                                                                                                         -----           ------
Cash and short-term investments at end of period .....................................................$    767          $   739
                                                                                                       =======          =======

            See notes to condensed consolidated financial statements.

                              OMEGA WORLDWIDE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                    Unaudited

                                 March 31, 2000

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

     Immediately prior to the offering of shares by the Company, Omega contributed substantially all of its investment in Principal Healthcare Finance Limited ("Principal-UK") to the Company. Assets contributed by Omega, which were recorded by the Company at Omega's accounting basis, included a $23,805,000 subordinated loan to Principal-UK, 33.375% of the common stock of Principal-UK with a carrying value of $5,297,000, 10,556,361 warrants and other net assets totaling $150,000. Omega also assigned its interest in a management agreement with Principal-UK in which the Company receives an annual fee of 0.9% of Principal-UK's assets (as defined) for providing certain advisory services. In exchange, Omega received 8,500,000 shares of common stock and 260,000 shares of Class B preferred stock. Of the common stock received by Omega, approximately 5,200,000 shares were distributed pro rata to Omega's shareholders, and approximately 2,300,000 were sold pursuant to the Company's registration statement. Omega retained approximately 9.9% of the Company's common stock.


BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements for the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ending September 30, 2000. For further information, refer to the financial statements and footnotes thereto in the Company's annual report, Form 10-K/A for the period ended September 30, 1999.


CONSOLIDATION AND SUBSIDIARIES

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of all material intercompany accounts and transactions. The Company's policy is to report the results of its subsidiaries and equity method investees on a one-month lag basis. This allows time to produce accounts in a local GAAP and then convert to a U.S. GAAP basis. The Company's wholly owned subsidiary, Idun, began operations on November 1, 1999. To reflect activities for a five-month period and adopt reporting on a one-month lag basis, profit and loss results for the four-month period ended February 29, 2000, as well as an estimated loss from operations for the month of March 2000, are included in the Company's results for the six-month period ended March 31, 2000.

     Until April 1, 1999, the Company owned 100% of Principal-Australia. As more fully explained in Form 8-K dated April 1, 1999, newly issued shares of Principal-Australia were issued to independent investors resulting in the dilution of the Company's ownership to 47%. Principal-Australia's financial results are included in the Company's results on a consolidated basis prior to April 1, 1999, and thereafter are included in the results using the equity method of accounting.

     The Company reports the results of those subsidiaries which it has over 20% ownership, but in which it does not hold a majority interest, using the equity method of accounting, using a one-month lag basis. Investments in public companies over which the Company does not exercise control are recorded at fair market value. Temporary changes in fair market value are charged to accumulated other comprehensive income, while permanent reductions in fair market value are charged to operations.

PATIENT SERVICE REVENUE

     Patient service revenue is recorded as the services are provided.

STRAIGHT-LINE RENT EXPENSE

     Idun Health Care Limited's subsidiaries are the lessees of several long-term leases. Rent expense is recognized as the total rent payable over the initial term of the related lease amortized on a straight-line basis. Such expense includes the adjustment in the rental payments based upon predetermined minimum formulas as defined in the master lease.

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

Note C - Principal Healthcare Finance Limited (Principal-UK)

     The following summarizes selected financial information of Principal-UK in accordance with accounting principles generally accepted in the United States (in thousands):

                                                       Three-Month Period Ended          Six-Month Period Ended
                                                     February 29,     February 28,    February 29,    February 28,
Selected Operating Results for the period:               2000             1999            2000            1999
                                                         ----             ----            ----            ----

     Revenues:
        Rent income ...............................  $ 15,473         $ 13,655        $ 30,309         $ 27,105
        Interest income ...........................       156            1,565             274            3,091
        Other income ..............................     1,147               13           2,488               52
                                                        -----             ----           -----             ----
          Total revenues ..........................    16,776           15,233          33,071           30,248
     Expenses:
        Interest expense ..........................   (10,381)          (9,716)        (20,592)         (19,530)
        Depreciation and amortization .............    (2,826)          (2,339)         (5,548)          (4,679)
        General and administrative ................    (1,954)          (1,572)         (3,512)          (2,858)
                                                       ------           ------          ------           ------
            Total expenses ........................   (15,161)         (13,627)        (29,652)         (27,067)
                                                      -------          -------         -------          -------
     Income from operations before income taxes ...     1,615            1,606           3,419            3,181
     Provision for income taxes ...................      (723)            (871)         (1,460)          (1,734)
                                                        -----             ----          ------           ------
     Net income from operations ...................  $    892         $    735        $  1,959         $  1,447
                                                     ========         ========        ========         ========

     Selected Balance Sheet Information as of:       February 29, 2000          August 31, 1999
                                                     ------------------         ---------------
     Investments in real estate subject to
       triple-net lease, net of depreciation ..........  $ 416,057                   $ 395,533
     Total assets .....................................    584,173                     569,666
     Non-recourse debt borrowings .....................    491,528                     478,233
     Total liabilities ................................    565,064                     552,544
     Total stockholders' equity .......................     19,109                      17,122

     The effective tax rates are 43% and 55% for the six-month periods ending February 29, 2000 and February 28, 1999, respectively. These rates differ from the UK tax rate primarily because the provision for depreciation and amortization is not deductible for tax purposes in the United Kingdom. The Company's proportionate share of Principal-UK's earnings for the three-month periods ended February 29, 2000 and February 28, 1999 are approximately $297,000 and $245,000 respectively, and approximately $653,000 and $483,000 for the six-month periods ended February 29, 2000 and February 28, 1999, respectively. Additionally, the Company had recorded a charge against earnings of approximately $20,000 and $17,000 for the three-month periods ended February 29, 2000 and February 28, 1999, respectively, and approximately $40,000 and $32,000 for the six-month periods ended February 29, 2000 and February 28, 1999, respectively, representing amortization over a ten-year period of the excess of the Company's investment in Principal-UK over its proportionate share of Principal-UK's underlying equity.

Note D - Acquisition of Idun Health Care Limited ("Idun")

         At October 31, the Company, through its wholly owned subsidiary, Idun Health Care Limited ("Idun"), acquired the operating subsidiaries of Tamaris, plc, a nursing home operating company in the United Kingdom. The 48 subsidiaries acquired operate 119 nursing homes located throughout England, Scotland and Northern Ireland. The fair market value of the net assets at the date of acquisition was $9.5 million. Fixed assets included in the $9.5 million amount have been written down by $5.2 million to report net assets equal to the purchase price.

         Pro forma information for the Company, as if the Idun purchase had been made as of October 1, 1998, is as follows:


                                                           Six-Month      Three-Month      Six-Month
                                                         Period Ended    Period Ended    Period Ended
Pro forma operating results for the period ended:       March 31, 2000  March 31, 1999  March 31, 1999
                                                        --------------  --------------  --------------

Revenues ................................................. $ 79,818        $ 36,323        $ 69,725
Net earnings available to common shareholders ............      240           1,815           3,145
Earnings per common share, basic .........................     0.02            0.15            0.26
Earnings per common share, dilutive ......................     0.02            0.15            0.26


         Idun's results are included in the Company's consolidated results for the entire three-month period ended March 31, 2000.


Note E - Principal Healthcare Finance Trust (Principal-Australia)

     The  following  summarizes  selected  unaudited  financial  information  of
Principal-Australia   in  accordance  with  United  States  generally   accepted
accounting principles (in thousands):


                                                             Three-Month          Six-Month
                                                            Period Ended        Period Ended
Selected Operating Results for the period ended:          February 29, 2000   February 29, 2000
                                                          -----------------   -----------------

Revenues:
   Rent income .............................................  $ 2,990             $ 5,904
   Interest income .........................................      166                 321
   Other income ............................................       11                  22
                                                                 ----                ----
       Total revenues ......................................    3,167               6,247
Expenses:
   Interest expense ........................................   (2,344)             (4,291)
   Depreciation and amortization ...........................     (508)               (998)
   Amortization of  debt issue and organizational costs ....      (33)               (112)
   General and administrative ..............................     (262)               (452)
                                                                 ----                ----
       Total expenses ......................................   (3,147)             (5,853)
                                                               ------              ------
Income from operations .....................................  $    20             $   394
                                                              =======             =======

Selected Balance Sheet Information as of:   February 29, 2000    August 31, 1999
                                            -----------------    ---------------
Investments in real estate subject to
   triple-net lease, net of depreciation ....... $ 92,138            $ 85,652
Total assets ...................................  124,384              96,986
Non-recourse debt borrowings ...................  101,177              75,815
Total liabilities ..............................  110,130              82,215
Total unit holders' equity .....................   14,254              14,771



     On April 1, 1999, Principal-Australia sold 7,500,000 newly issued shares to Omega and AMP Life Limited, as well as 875,000 additional shares to the Company, as more fully described in the Form 8-K dated April 1, 1999. Prior to this date, the Company owned 100% of Principal-Australia. Issuance of the new shares reduced the Company's ownership to 47% of shares outstanding.


Note F - Essex Healthcare Corporation

     The Company holds approximately 47% of the outstanding common shares of Essex Healthcare Corporation ("Essex"), an Atlanta-based private operator of skilled nursing facilities. Essex's primary activities are in Ohio, where it operates 68 long-term care and assisted living facilities (approximately 4,300 beds). It also manages 55 facilities (approximately 2,900 beds) in Indiana, Wisconsin and Texas. The Company accounts for this investment using the equity method.

     The Company's proportionate share of Essex's loss for the three-month periods ending February 29, 2000 and February 28, 1999 is approximately $112,000 and $304,000, respectively, and a loss of approximately $37,000 and $371,000 for the six-month periods ended February 29, 2000 and February 28, 1999, respectively.


Note G - Earnings (Loss) Per Share

     Earnings (loss) per share are computed based on the weighted average number of common shares outstanding during the period. Average shares outstanding for the basic earnings per share were 12,295,000 and 12,258,000 for the three-month periods ending March 31, 2000 and 1999, respectively. The assumed conversion of shares of preferred stock is antidilutive.


Note H - Credit Facilities

         The Company had no outstanding indebtedness at September 30, 1999. At March 31, 2000, the Company's outstanding indebtedness consists of the following (in thousands):


(1) Revolving credit agreement (7.30% interest at March 31, 2000) ......... $ 8,850
(2) Loan due on demand (8.56% interest at March 31, 2000) .................   1,995
(3) Loan due February 2003 (8.37% interest at March 31, 2000) .............   1,793
(4) Loan due February 2017 (8.37% interest at March 31, 2000) .............   1,865
(5) Loan due April 2018 (5.50% interest at March 31, 2000) ................     462
                                                                                ---
                                                                             14,965
Less current maturities ................................................... (11,654)
                                                                            -------
Long-term debt ............................................................ $ 3,311
                                                                            =======




1) In November 1998, the Company entered into a revolving credit agreement with a bank for borrowings up to $25 million, since reduced to $8.9 million in March 2000. Omega provided a guarantee to the banks in consideration of a fee of 1%, plus an annual 25 basis point facility fee. The agreement is scheduled to expire on September 30, 2000. The Company also pays to the banks an unused facility fee of 0.40%. Borrowings under the facility bear interest at LIBOR plus 1.350% or, at the Company's option, at the prime rate.

2) Idun has a loan with a bank that is secured by the business and assets of a nursing home subsidiary and carries an interest rate of 2.5% above the bank's base lending rate.

3) Idun has a loan with a bank that is secured by the business and assets of a nursing home company and carries a floating interest rate of LIBOR plus 2%. The loan is being amortized over its life and requires quarterly payments of approximately $178,000.

4) Idun has a loan with a bank that is secured by the business and assets of a nursing home company and carries a floating interest rate of LIBOR plus 2%. The loan is being amortized over its life and requires quarterly payments of approximately $60,000.

5) Idun has an unsecured bank loan of approximately $462,000. The interest rate on this loan is at a bank's base rate less .5%.

None of the loans of Idun is guaranteed by the Company. Cash of $1,995,000 included in Restricted Cash will be used for partial payment of an as yet undetermined combination of items 2, 3 and 4 above.


Note I - Related Party Transactions

     Pursuant to the provisions of a services agreement between Omega and the Company, indirect costs incurred by Omega, including compensation of shared executive officers and related support personnel, and costs incurred by Omega for rent, insurance, telephone, utilities, supplies, maintenance and travel, are allocated to the Company based upon the relationship of assets under the Company's management to the combined total of those assets and Omega's assets. Assets and costs in the formula are on a one-quarter lag basis. Allocated expenses during the three-month periods ending March 31, 2000 and 1999 were approximately $204,000 and $198,000, respectively, and for the six-month periods ended March 31, 2000 and 1999 were approximately $378,000 and $386,000, respectively. Such allocations are based on estimates and formulas that management believes to be reasonable.

     Temporary unsecured advances to Principal-UK in the amounts of $17,371,000 and $27,483,000 are outstanding at March 31, 2000 and 1999, respectively. Interest on the temporary advances is 9.25%, paid monthly. Interest arising from temporary advances to Principal-UK is included in interest income for the three-month periods ended March 31, 2000 and 1999 is $433,000 and $610,000, respectively, and for the six-month periods ended March 31, 2000 and 1999 is $850,000 and $938,000, respectively.

     A subordinated loan to Principal-UK in the amount of $23,805,000 is outstanding at March 31, 2000 and 1999, respectively. Interest on the subordinated loan is 12.55% at March 31, 2000 and 12.18% at March 31, 1999, paid semi-annually. Interest arising from the subordinated loan to Principal-UK included in interest income for the three-month periods ended March 31, 2000 and 1999 is $776,000 and $744,000, respectively, and for the six-month periods ended March 31, 2000 and 1999 is $1,560,000 and $1,505,000, respectively.

     Fees from services provided to Principal-UK for the three-month periods ended March 31, 2000 and 1999 are $1,358,000 and $1,179,000, respectively, and for the six-month periods ended March 31, 2000 and 1999 are $2,675,000 and $2,322,000, respectively. Fees from services provided to Principal-Australia for the three-month and six-month periods ended March 31, 2000 are $255,000 and $497,000, respectively.

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


Results of Operations

     In prior years the Company generated income from three primary sources: (1) fee income from providing investment advisory and management services; (2) interest income from providing financing to companies in the healthcare and healthcare financing industries; and (3) equity in earnings of companies in the healthcare and healthcare financing industries. In the first fiscal quarter of the current year, the Company acquired through it's wholly-owned subsidiary, Idun Health Care Ltd. ("Idun") 119 nursing homes in the United Kingdom. Company results for the six months include five months of Idun's operations since the date of acquisition.

     Prior to April 1, 1999 Principal-Australia was reported on a consolidated basis; currently, Principal-Australia, now 47% owned, is reported under the equity method.


Revenues

     Patient services revenue from the Idun operations was $37,172,000 for the quarter and $61,766,000 for the five months of Idun's operations. The average occupancy for the quarter was 86.1% and for the five months, 86.6%. UK nursing homes rely on placements from the funding agencies, which frequently delay placements late in the agencies' fiscal year, which ends March 31. In addition, the mortality effects of the colder winter weather and the flu virus further reduced occupancy in the second quarter. The Company acquired Idun with the intention of bringing occupancy up to levels required for profitability and is directing significant resources to this end.

     Fee income for the quarter and the six-month period grew 37% from the prior year. In the case of Principal Healthcare Finance Limited ("Principal-UK"), the fee increase is largely the result of an increase in the market value of rental assets of (pound)28 million from April 1, 1999 to March 31, 2000. The Principal Healthcare Finance Trust ("Principal-Australia") increase is due to the combined impact of now charging fees to the newly unconsolidated entity and an increase in the market value of rental assets of A$55.8 million.

     Interest income from Principal-UK is down 11% for the quarter from the comparable period last year and down 1% for the six-month period ended March 31, 2000. The impact of the annual interest rate increase for the subordinated debt is $32,000 for the quarter and $55,000 year-to-date. The rate on temporary advances remains fixed at 9.25%, but the amount outstanding has declined from $27,483,000 at February 28, 1999 to $17,371,000 on February 29, 2000. The
Principal-UK securitization in March 1999 was the primary source of repayment from Principal-UK.

Expenses

     Cost of patient services is incurred in running the Idun subsidiary's nursing homes in the United Kingdom. They exceed patient service revenues due to wage pressures and seasonal occupancy reductions. Minimum wage increases and increased costs of temporary services and overtime have pushed costs up faster than government-determined fees. In addition, December holiday premiums for staff and the premiums paid to temporary agencies to ensure adequate coverage over the holidays further increased cost of patient services this quarter. The long-term nature of the Company's operating leases results in significant
($340,000 per month) non-cash rent expense. The Idun nursing homes were unprofitable under previous management. The Company expects to streamline operations and improve management practices in the year ahead.

     Despite the increase in levels of assets managed, the total of direct cost of asset management, allocated expenses and general and administrative costs year-to-date has declined by $38,000 from the comparable period last year. The current quarter is $5,000 higher than last year. Principal-Australia incurred most of the interest and depreciation expense in the prior year and is no longer consolidated. Interest expense in the current year arose from financing required to fund the operations of the nursing home businesses acquired.


Other

     Equity in earnings of Principal-UK increased from $228,000 in the prior year quarter to $277,000 in the current year quarter. The year-to-date increase is $162,000. The Company's ownership percentage in Principal-UK has remained constant at 33.375%. The increase in income is due to improved performance of Principal-UK as its leased assets and their rents have increased and the more favorable long-term finance rates achieved with the securitization in March 1999. Equity in earnings of Principal-Australia is affected by the A$182 million financing completed in September 1999. Not all of the proceeds have yet been reinvested in rental properties due to the newness of our product in the market. Although we are pursuing numerous prospects, the return on temporary investment is not adequate to cover the interest expense.

     The change in the Medicare payment structure enacted last year in the United States resulted in the prior year loss of $304,000 for Essex Healthcare Corporation. Essex management continues to make progress in structuring operations to be profitable under this payment structure and in improving performance at the several skilled nursing facilities that were acquired when they were unprofitable. In addition, it has doubled its beds this year to take advantage of the benefit of economies of scale.

     The Company's effective tax rate varies from the federal statutory rate of 34% due to the benefit of available foreign tax credits.


Liquidity and Capital Resources

     The Company has outstanding at quarter end $8,850,000 of debt under its line of credit agreement with Fleet Bank, N.A. and Harris Trust and Savings Bank. Funds from Operations including scheduled repayment of temporary advances to Principal Healthcare Finance Limited are projected to be adequate to fund cash obligations.



Item 3.  Quantitative and Qualitative Disclosure About Market Risk

     The Company is exposed to various market risks. Market risk is the potential loss arising from adverse changes in market interest rates and prices, such as short-term borrowing and foreign currency exchange rates. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. The Company enters into forward foreign currency contracts principally to hedge currency fluctuations in its investments denominated in foreign currencies, thereby limiting the Company's risk that would otherwise result from changes in exchange rates. At March 31, 2000, the Company had outstanding a British pound sterling forward currency swap to exchange (pound)20,000,000 for $31,740,000 to mature on October 15, 2007, and an
Australian dollar forward currency swap to exchange A$11.0 million Australian dollars for $6,749,000 to mature on July 3, 2003. From time to time, the Company may also obtain hedges for its foreign currency exposure relative to temporary loans to Principal-UK and Idun. Because of the Company's foreign exchange contracts, its sensitivity to foreign exchange currency exposure is considered low.

Year 2000 Implications

    The Company is not aware of any significant adverse effects of year 2000 on its systems and operations.

PART II -   OTHER INFORMATION


Item 5.  Other Information

      None

Item 6.  Exhibits and Reports on Form 8-K:

      (a) Exhibits - the following exhibits are filed herewith:

         Exhibit      Description

            3.2 Amendment No.1 to Amended and Restated Bylaws dated as of March 25, 2000

           10.1 First Amendment to the Omega Worldwide, Inc. 1997 Stock Option and Restricted Stock Plan dated as of March 25, 2000

           10.2 Change in Control Agreement, dated March 24, 2000, by and between Essel W. Bailey, Jr. and Omega Worldwide, Inc.

           10.3 Change in Control Agreement, dated March 24, 2000, by and between James P. Flaherty and Omega Worldwide, Inc.

           10.4 Change in Control Agreement, dated March 24, 2000, by and between Edward C. Noble and Omega Worldwide, Inc.

           10.5 Amendment No. 2 to Loan Agreement dated January 10, 2000, among the Company, Fleet Bank N.A. as agent and a bank and Harris Trust and Savings Bank.

           10.6 Amendment No.3 to Loan Agreement dated as of March 17, 2000, among the Company, Fleet Bank, N.A. as agent and a bank and Harris Trust and Savings Bank.

           27        Financial Data Schedule

      (b) Reports on Form 8-K - None were filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                              OMEGA WORLDWIDE, INC.
                                   Registrant

                                  By   /s/ ESSEL W. BAILEY, Jr.
                                  -----------------------------
                                           Essel W. Bailey, Jr.
May 12, 2000                               President and Chief Executive Officer

                                  By   /s/ EDWARD C. NOBLE
                                  ------------------------
                                           Edward C. Noble
May 12, 2000                               Chief Financial Officer