Form 10-Q
period 2000-06-30
OMEGA WORLDWIDE INC
filed 2000-08-03
CIK 1051964

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

             ------------------------------------------------------

                                    FORM 10-Q

(Mark One)
     x           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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

 Yes           X        No
           ---------         ---------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 30, 2000.

     Common Stock, $.10 par value                         12,308,500
               (Class)                                (Number of shares)

                             OMEGA WORLDWIDE, INC.

                                   FORM 10-Q

                                 June 30, 2000

                                     INDEX

                                                                                                 Page No.
                                                                                                 --------
PART I       Financial Information
Item 1.      Financial Statements:

             Condensed Consolidated Balance Sheets
               June 30, 2000 (unaudited) and September 30, 1999 ...................................  2

             Condensed Consolidated Statements of Operations (unaudited) -
               Three-month and Nine-month periods ended June 30, 2000 and 1999 ....................  3

             Condensed Consolidated Statements of Cash Flows (unaudited) -
               Nine-month periods ended June 30, 2000 and 1999 ....................................  4

             Notes to Condensed Consolidated Financial Statements
               June 30, 2000 (unaudited) ..........................................................  5

Item 2.      Management's Discussion and Analysis of Financial Condition and
               Results of Operations .............................................................. 12

Item 3.      Quantitative and Qualitative Disclosure About Market Risk ............................ 14


PART II      Other Information

Item 5.      Other Information .................................................................... 15

Item 6.      Exhibits and Reports on Form 8-K ..................................................... 15

                         PART 1 - FINANCIAL INFORMATION

Item 1.    Financial Statements

                             OMEGA WORLDWIDE, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In Thousands)

                                                                         June 30,          September 30,
                                                                           2000                1999
                                                                        (Unaudited)         (See Note)
                                                                        -----------         ----------
                        ASSETS
Current Assets:
  Cash and short-term investments ......................................$  5,438            $  5,738
  Restricted cash ......................................................   3,461                 389
  Patient receivables ..................................................   7,563                   -
  Other current assets .................................................   6,135                 915
                                                                           -----                 ---
     Total Current Assets ..............................................  22,597               7,042

Plant, property and equipment, net of accumulated depreciation .........  12,729                   -
Investments in and advances to Principal Healthcare Finance Limited ....  42,614              48,842
Investments in Principal Healthcare Finance Trust ......................   6,742               6,619
Prepaid rent ...........................................................   5,111                   -
Rent deposits ..........................................................   3,941                   -
Other assets ...........................................................   3,496               5,909
                                                                           -----               -----
                                                                          74,633              61,370
                                                                          ------              ------
Total Assets ...........................................................$ 97,230            $ 68,412
                                                                        ========            ========

         LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Short-term debt .....................................................$ 11,479            $      -
  Accounts payable and accrued expenses ................................  16,911               1,177
  Accrued income taxes .................................................     706               1,880
  Deferred income ......................................................       -               1,215
                                                                          ------               -----
    Total Current Liabilities ..........................................  29,096               4,272
Long-term debt .........................................................   2,921                   -
Other long-term liabilities ............................................     379                   -
                                                                           -----               -----
  Total Liabilities ....................................................  32,396               4,272
                                                                          ------               -----

Shareholders' Equity:
   Preferred Stock $1.00 par value:
       Authorized 10,000 shares
       Outstanding 260 Class B shares at liquidation value .............   2,600               2,600
   Common stock $.10 par value
       Authorized 50,000 shares
       Outstanding 12,308 shares and 12,266 at June 30, 2000
       and September 30, 1999 respectively .............................   1,231               1,227
   Additional paid-in capital ..........................................  53,083              52,893
   Retained earnings ...................................................   8,059               7,418
   Accumulated other comprehensive income(loss) ........................    (139)                  2
                                                                          ------               -----
     Total Shareholders' Equity ........................................  64,834              64,140
                                                                          ------              ------
Total Liabilities and Shareholders' Equity .............................$ 97,230            $ 68,412
                                                                        ========            ========


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

                             OMEGA WORLDWIDE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   Unaudited

                    (In Thousands, Except Per Share Amounts)



                                                                          Three Months Ended              Nine Months Ended
                                                                               June 30,                        June 30,
                                                                          ------------------              -----------------
                                                                       2000             1999           2000              1999
                                                                       ----             ----           ----              ----
Revenues:
   Patient services revenue ........................................ $ 36,890         $     -       $  98,656         $     -
   Fee income - Principal Healthcare Finance Limited ...............    1,283           1,271           3,958           3,593
   Fee income - Principal Healthcare Finance Trust .................      256             202             753             202
   Interest Income:
     Principal Healthcare Finance Limited ..........................    1,127           1,126           3,537           3,569
     Short-term investments ........................................       58             117             167             588
   Rent income .....................................................        -               -               -           3,908
   Other income ....................................................        1              24              21              74
                                                                       ------            ----          ------           -----
                                                                       39,615           2,740         107,092          11,934
Expenses:
  Direct cost of patient services ..................................   38,376               -         103,062               -
  Direct costs of asset management .................................      744             636           2,007           1,904
  Allocated expenses from Omega Healthcare Investors, Inc. .........      129             196             507             582
  Imputed and other interest .......................................      247              85             855           2,635
  Provision for depreciation .......................................       24              13              67             640
  General and administrative .......................................      382             400           1,058           1,204
  Non-recurring expenses ...........................................      437               -             437               -
                                                                        -----           -----           -----            -----
                                                                       40,339           1,330         107,993           6,965
                                                                       ------           -----         -------           -----
Earnings (loss) before equity earnings and taxes ...................     (724)          1,410            (901)          4,969
Equity in earnings of Principal Healthcare Finance Limited .........      403             309           1,016             760
Equity in earnings of Principal Healthcare Finance Trust ...........      112             280             297             280
Equity in earnings (loss) of Essex Healthcare Corporation ..........       61               5              24            (366)
Gain on dilution of interest in Principal Healthcare Finance Trust .        -             951               -             951
                                                                        -----            ----            ----            ----
Earnings (loss) before income taxes ................................     (148)          2,955             436           6,594
Income tax (provision) benefit .....................................      208            (843)            205          (1,977)
                                                                          ---            ----             ---          ------
Earnings before preferred stock dividends ..........................       60           2,112             641           4,617
Preferred stock dividends ..........................................      (52)            (52)           (156)           (156)
                                                                          ---             ---            ----            ----
Net earnings ....................................................... $      8         $ 2,060       $     485         $ 4,461
                                                                      =======          ======        ========         =======

Earnings per common share, basic ................................... $      -         $  0.16       $    0.04         $  0.36
                                                                      =======          ======        ========          ======
Earnings per common share, diluted ................................. $      -         $  0.16       $    0.04         $  0.36
                                                                      =======          ======        ========          ======
Average shares outstanding, basic ..................................   12,308          12,264          12,291          12,260
                                                                      =======          ======        ========          ======
Average shares outstanding, diluted ................................   12,309          12,264          12,292          12,260
                                                                      =======          ======        ========          ======
Total comprehensive income, net of taxes ........................... $    198         $ 1,765       $     500         $ 4,265
                                                                      =======          ======        ========          ======



           See notes to condensed consolidated financial statements.

                             OMEGA WORLDWIDE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   Unaudited

                                 (In Thousands)


                                                                                                 Nine Months Ended
                                                                                                     June 30,
                                                                                                 -----------------
                                                                                                2000             1999
                                                                                                ----             ----
Operating activities:
   Net earnings ............................................................................ $   641          $ 4,617
   Adjustments to reconcile net earnings to cash provided by operating activities:
     Equity in earnings of Principal Healthcare Finance Limited ............................  (1,016)            (760)
     Equity in earnings of Principal Healthcare Finance Trust ..............................    (297)            (280)
     Equity in (earnings) loss of Essex Healthcare Corporation .............................     (24)             366
     Gain on dilution of interest in Principal Healthcare Finance Trust ....................       -             (951)
     Straight-line rent adjustment .........................................................   2,575                -
     Depreciation and amortization .........................................................   1,295              762
     Payments of federal and foreign income taxes ..........................................  (2,126)            (875)
     Imputed interest ......................................................................       -            1,146
     Net change in operating assets and liabilities ........................................ (10,605)          (1,016)
                                                                                             -------           ------
Net cash provided by (used in) operating activities ........................................  (9,557)           3,009

Cash flows from financing activities:
   Proceeds from short-term borrowings, net of repayments ..................................   6,304           34,502
   Proceeds from (repayments of) long-term borrowings ......................................  (1,055)             102
   (Increase) decrease in restricted cash ..................................................  (3,072)           5,831
                                                                                              ------            -----
Net cash provided by financing activities ..................................................   2,177           40,435

Cash flows from investing activities:
   Repayments from (temporary advances to) Principal Healthcare Finance Limited ............   7,244           (6,418)
   Repayment of temporary advances from Principal Healthcare Finance Trust .................       -           13,631
   Cash received in acquisition of operating companies by Idun Health Care Limited
    net of cash consideration paid .........................................................     857                -
   Acquisition of plant, property and equipment by subsidiaries ............................  (1,323)         (49,288)
   Dividends from affiliates ...............................................................     174              272
   Investment in Tamaris, plc stock ........................................................       -           (2,884)
   Investment in Principal Healthcare Finance Trust ........................................       -           (1,108)
   Investment in Baneberry Healthcare Ltd. .................................................       -           (1,622)
   Other ...................................................................................     128              781
                                                                                                ----             ----
Net cash provided by (used in) investing activities ........................................   7,080          (46,636)
                                                                                               -----          -------
Decrease in cash and short-term investments ................................................    (300)          (3,192)
Cash and short-term investments at beginning of period .....................................   5,738           10,281
                                                                                               -----           ------
Cash and short-term investments at end of period ........................................... $ 5,438          $ 7,089
                                                                                             =======          =======

           See notes to condensed consolidated financial statements.

                              OMEGA WORLDWIDE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                    Unaudited

                                  June 30, 2000

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

     Immediately prior to the offering of shares by the Company, Omega contributed most of its investment in Principal Healthcare Finance Limited ("Principal-UK") to the Company. Assets contributed by Omega, which were recorded by the Company at Omega's accounting basis, included a $23,805,000 subordinated loan to Principal-UK, 33.375% of the common stock of Principal-UK with a carrying value of $5,297,000, 10,556,361 warrants and other net assets totaling $150,000. Omega also assigned its interest in a management agreement with Principal-UK in which the Company receives an annual fee of 0.9% of Principal-UK's assets (as defined) for providing certain advisory services. In exchange, Omega received 8,500,000 shares of common stock and 260,000 shares of Class B preferred stock. Of the common stock received by Omega, approximately 5,200,000 shares were distributed pro rata to Omega's shareholders, and approximately 2,300,000 were sold pursuant to the Company's registration statement. Omega retained approximately 9.9% of the Company's common stock.


BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements for the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ending September 30, 2000. For further information, refer to the financial statements and footnotes thereto in the Company's annual report, Form 10-K/A for the period ended September 30, 1999.


CONSOLIDATION AND SUBSIDIARIES

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of all material intercompany accounts and transactions. The Company's policy is to report the results of its subsidiaries and equity method investees on a one-month lag basis. This allows time to produce accounts in a local GAAP and then convert to an U.S. GAAP basis. The Company's wholly owned subsidiary, Idun, began operations on November 1, 1999. To reflect activities for a eight-month period and adopt reporting on a one-month lag basis, profit and loss results for the seven-month period ended May 31, 2000, as well as an estimated loss from operations for an additional month are included in the Company's results for the nine-month period ended June 30, 2000.

     Until April 1, 1999, the Company owned 100% of Principal Healthcare Finance Trust ("Principal-Australia"). As more fully explained in Form 8-K dated April 1, 1999, newly issued shares of Principal-Australia were issued to independent investors resulting in the dilution of the Company's ownership to 47%. Principal-Australia's financial results are included in the Company's results on a consolidated basis prior to April 1, 1999, and thereafter are included in the results using the equity method of accounting.

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


RESTRICTED CASH

     The Company has pledged $1.2 million of cash with a bank as collateral guaranteeing the Company's performance under short-term purchase and sale of foreign currency hedge positions. The cash is restricted for periods no greater than 30 days and is classified as restricted on the balance sheet. This is in addition to restricted cash of $1.9 million supporting Idun's debt (See Note H) and $389,000 of other restricted cash.


PATIENT SERVICE REVENUE

     Patient service revenue relates to the operations of Idun Health Care Limited ("Idun") and is recorded as the services are provided.


PATIENT SERVICE EXPENSE

     Patient service expense directly supports patient service revenue and includes all operating expenses, excluding depreciation, of Idun.


STRAIGHT-LINE RENT EXPENSE

     Idun Health Care Limited's subsidiaries are the lessees of several long-term leases. Rent expense differs from cash rental payments and is recognized as the total rent payable over the initial term of the related lease amortized on a straight-line basis. Such expense includes the adjustment in the rental payments based upon predetermined minimum formulas as defined in the master lease and is reported as a component of patient service expense.


NON-RECURRING EXPENSES

         The Company on February 23, 2000 announced that it had engaged Warburg Dillon Reed LLC to assist in exploring ways to boost shareholder value. The cost of services from Warburg Dillon Reed LLC, legal advice related to the process and the costs of investor banker services specific to the Company's United Kingdom investment totaled $473,000 during the quarter ended June 30, 2000.


PRIOR PERIOD CLASSIFICATION

         Certain prior quarter amounts have been reclassified to correspond with the current quarter's presentation.


Note B - Asset Concentrations

     Until April 1, 1999, Principal-Australia was reported on the consolidated basis of accounting and 100% of the consolidated group's real estate investments were owned by Principal-Australia. During the period it was consolidated, all of Principal-Australia's real estate investments were long-term care facilities located in Australia which were and continue to be leased to Moran Health Care Group (Australia) Pty Limited, the largest operator of aged care homes in Australia. Subsequently, Principal (Australia) has added two additional tenants.

Note C - Principal Healthcare Finance Limited (Principal-UK)

     The following summarizes selected financial information of Principal-UK in accordance with accounting principles generally accepted in the United States (in thousands):

                                                             Three-Month Period Ended       Nine-Month Period Ended
                                                              May 31,          May 31,        May 31,     May 31,
Selected Operating Results for the period:                     2000             1999           2000         1999
                                                               ----             ----           ----         ----
Revenues:
      Rent income ....................................... $  15,150        $  13,705       $ 45,459     $ 40,810
      Interest income ...................................       129            1,347            403        4,438
      Other income ......................................     1,130                -          3,618           52
                                                              -----            -----          -----         ----
           Total revenues ...............................    16,409           15,052         49,480       45,300
Expenses:
      Interest expense ..................................   (10,083)          (9,635)       (30,675)     (29,165)
      Depreciation and amortization .....................    (2,772)          (2,535)        (8,320)      (7,214)
      General and administrative ........................    (1,428)          (1,413)        (4,940)      (4,271)
                                                             ------           ------         ------       ------
          Total expenses ................................   (14,283)         (13,583)       (43,935)     (40,650)
                                                            -------          -------        -------      -------
Income from operations before income taxes ..............     2,126            1,469          5,545        4,650
Provision for income taxes ..............................      (850)            (484)        (2,310)      (2,218)
                                                              -----             ----         ------       ------
Net income from operations .............................. $   1,276        $     985       $  3,235     $  2,432
                                                          =========        =========       ========     ========

Average exchange rate ($ per(pound)) ....................    1.5654           1.6071         1.5948       1.6392


Selected Balance Sheet Information as of:                May 31, 2000     August 31, 1999
                                                         ------------     ---------------
Investments in real estate subject to
  triple-net lease, net of depreciation ................. $ 393,645        $ 395,533
Total assets ............................................   558,555          569,666
Non-recourse debt borrowings ............................   465,820          478,233
Total liabilities .......................................   539,421          552,544
Total stockholders' equity ..............................    19,134           17,122
Exchange rate ($ per(pound)) ............................    1.4961           1.5916

     The functional currency of Principal-UK is the British pound sterling. In accordance with FASB 52, the balance sheet amounts are translated at the period end exchange rate and the income statement amounts are translated at the average exchange rate for the period.

     The effective tax rates are 42% and 48% for the nine-month periods ending May 31, 2000 and 1999, respectively. These rates differ from the UK tax rate primarily because the provision for depreciation and amortization is not deductible for tax purposes in the United Kingdom. The Company's proportionate share of Principal-UK's earnings for the three-month periods ended May 31, 2000 and 1999 are approximately $423,000 and $329,000 respectively, and approximately $1,076,000 and $812,000 for the nine-month periods ended May 31, 2000 and 1999, respectively. Additionally, the Company had recorded a charge against earnings of approximately $20,000 for the three-month periods ended May 31, 2000 and 1999, respectively, and approximately $60,000 and $52,000 for the nine-month periods ended May 31, 2000 and 1999, respectively, representing amortization over a ten-year period of the excess of the Company's investment in Principal-UK over its proportionate share of Principal-UK's underlying equity.

Note D - Principal Healthcare Finance Trust (Principal-Australia)

     The  following  summarizes  selected  unaudited  financial  information  of
Principal-Australia   in  accordance  with  United  States  generally   accepted
accounting principles (in thousands):


                                                                      Three-Month Period Ended            Nine-Month Period Ended
Selected Operating Results for the period ended:                   May 31, 2000      May 31, 1999       May 31, 2000    May 31, 1999
                                                                   ------------      ------------       ------------    ------------
Revenues:
   Rent income .................................................... $  2,935           $  2,805            $  8,839      $  6,713
   Interest income ................................................      368                104                 689           247
   Other income ...................................................       10                  -                  32             -
                                                                        ----               ----                ----          ----
       Total revenues .............................................    3,313              2,909               9,560         6,960
Expenses:
   Interest expense ...............................................   (2,250)            (1,502)             (6,541)       (3,835)
   Depreciation and amortization ..................................     (490)              (487)             (1,488)       (1,087)
   Amortization of  debt issue and organizational costs ...........      (30)               (63)               (142)          (63)
   General and administrative .....................................     (305)              (262)               (757)         (641)
                                                                        ----               ----                ----          ----
       Total expenses .............................................   (3,075)            (2,314)             (8,928)       (5,626)
                                                                      ------             ------              ------        ------
Income from operations ............................................ $    238           $    595            $    632      $  1,334
                                                                    ========           ========            ========      ========
Average Exchange Rate ($ per A$) ..................................   0.5983             0.6448              0.6249        0.6278


Selected Balance Sheet Information as of:                         May 31, 2000      August 31, 1999
                                                                  ------------      ---------------
Investments in real estate subject to
   triple-net lease, net of depreciation .......................... $ 85,996           $ 85,652
Total assets ......................................................  116,377             96,986
Non-recourse debt borrowings ......................................   94,819             75,815
Total liabilities .................................................  102,771             82,215
Total unit holders' equity ........................................   13,606             14,771
Exchange Rate ($ per A$) ..........................................   0.5768             0.6381


     The functional currency of Principal-Australia is the Australian dollar. In accordance with FASB 52, the balance sheet amounts are translated at the period end exchange rate and the income statement amounts are translated at the average exchange rate for the period.

     On April 1, 1999, Principal-Australia sold 7,500,000 newly issued shares to Omega and AMP Life Limited, as well as 875,000 additional shares to the Company, as more fully described in the Form 8-K dated April 1, 1999. Prior to this date, the Company owned 100% of Principal-Australia. Issuance of the new shares reduced the Company's ownership to 47% of shares outstanding.


Note E - Acquisition of Idun Health Care Limited ("Idun")

         At October 31, the Company, through its wholly owned subsidiary, Idun Health Care Limited, acquired the operating subsidiaries of Tamaris, plc, a nursing home operating company in the United Kingdom. The 48 subsidiaries acquired operate 119 nursing homes located throughout England, Scotland and Northern Ireland. The fair market value of the net assets at the date of acquisition was $9.5 million. Fixed assets included in the $9.5 million amount have been written down by $5.2 million to report net assets equal to the purchase price.

         Pro forma information for the Company, as if the Idun purchase had been made as of October 1, 1998, is as follows:

Pro forma operating results for the period ended:
(in thousands, except per share data)                        Nine-Month      Three-Month     Nine-Month
                                                           Period  Ended    Period Ended    Period Ended
                                                           June 30, 2000    June 30, 1999   June 30, 1999
                                                           -------------    -------------   -------------
Revenues .................................................... $ 116,708        $ 36,355       $ 106,080
Net earnings available to common shareholders ...............      (936)          2,026           5,171
Earnings per common share, basic ............................     (0.08)           0.16            0.42
Earnings per common share, diluted ..........................     (0.08)           0.16            0.42
Average exchange rate ($ per(pound)) ........................    1.5948          1.6356          1.6392

      The functional currency of Idun is the British pound sterling. In accordance with FASB 52, the balance sheet amounts are translated at the period end exchange rate and the income statement amounts are translated at the average exchange rate for the period. The cash component of the Company's equity investment in Idun was the subject of a foreign currency hedge using forward purchase agreements from the date of acquisition until June 2000. The cash benefit of this transaction totaling $447,000 is reflected as a reduction in accumulated other comprehensive income (loss) as required by FASB 52.

       Idun's results are included in the Company's consolidated results for the entire three-month period ended June 30, 2000.


Note F - Essex Healthcare Corporation

     The Company holds approximately 47% of the outstanding common shares of Essex Healthcare Corporation ("Essex"), an Atlanta-based private operator of skilled nursing facilities. Essex's primary activities are in Ohio, where it operates 68 long-term care and assisted living facilities (approximately 4,300 beds). It also manages 55 facilities (approximately 2,900 beds) in Indiana, Wisconsin, Michigan and Texas. The Company accounts for this investment using the equity method.

     The Company's proportionate share of Essex's income for the three-month periods ending May 31, 2000 and 1999 is approximately $61,000 and $5,000, respectively, and income of approximately $24,000 and a loss of $366,000 for the nine-month periods ended May 31, 2000 and 1999, respectively.


Note G - Earnings Per Share

     Earnings per share are computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share amounts reflect the dilutive effect of stock options (824 and 683 shares for the three-month periods ending June 30, 2000 and 1999, respectively and 1,081 and 1,103 shares for the nine-month periods ending June 30, 2000 and 1999, respectively). The assumed conversion of shares of preferred stock is antidilutive.

Note H - Credit Facilities

         The Company had no outstanding indebtedness at September 30, 1999. At June 30, 2000, the Company's outstanding indebtedness consists of the following (in thousands):

(1) Credit agreement (8.01% interest at June 30, 2000) ................. $ 8,850
(2) Loan due on demand (8.37% interest at June 31, 2000) ...............   1,870
(3) Loan due February 2003 (8.34% interest at June 30, 2000) ...........   1,516
(4) Loan due February 2017 (8.34% interest at June 30, 2000) ...........   1,731
(5) Loan due April 2018 (5.50% interest at June 30, 2000) ..............     433
                                                                             ---
                                                                          14,400
Less current maturities ................................................ (11,479)
                                                                         -------
Long-term debt ......................................................... $ 2,921
                                                                         =======


1) In November 1998, the Company entered into a bank credit agreement. The agreement has been modified four times as of June 29, 2000. The current agreement calls for repayments of $2 million in July 2000 and quarterly repayments of $2 million each beginning September 30, 2000 until the full amount is repaid in June 2001. Borrowings under the agreement bear interest at LIBOR plus 3.25%. Omega provided a guarantee to the banks in consideration of a fee of 1%, plus an annual 25 basis point facility fee. No further borrowings may be made under this agreement.

2) Idun has a loan with a bank that is secured by the business and assets of a nursing home subsidiary and carries an interest rate of 2.5% above the bank's base lending rate.

3) Idun has a loan with a bank that is secured by the business and assets of a nursing home company and carries a floating interest rate of LIBOR plus 2%. The loan is being amortized over its life and requires quarterly payments of approximately $165,000.

4) Idun has a loan with a bank that is secured by the business and assets of a nursing home company and carries a floating interest rate of LIBOR plus 2%. The loan is being amortized over its life and requires quarterly payments of approximately $25,000.

5) Idun has an unsecured bank loan of approximately $433,000. The interest rate on this loan is at a bank's base rate less .5%.

None of the loans of Idun is guaranteed by the Company. Cash of $1,870,000 included in Restricted Cash will be used for partial payment of an as yet undetermined combination of items 2, 3 and 4 above.


Note I - Related Party Transactions

     Pursuant to the provisions of a services agreement between Omega and the Company, indirect costs incurred by Omega, including compensation of shared executive officers and related support personnel, and costs incurred by Omega for rent, insurance, telephone, utilities, supplies, maintenance and travel, are allocated to the Company based upon the relationship of assets under the Company's management to the combined total of those assets and Omega's assets. Assets and costs in the formula are on a one-quarter lag basis. Allocated expenses during the three-month periods ending June 30, 2000 and 1999 were approximately $129,000 and $196,000, respectively, and for the nine-month periods ended June 30, 2000 and 1999 were approximately $507,000 and $582,000, respectively. Such allocations are based on estimates and formulas that management believes to be reasonable. The service agreement has expired. The Company and Omega are currently negotiating a new arrangement which will exclude certain previously provided services, most significantly, those of shared executives.

     Omega holds preferred shares in the Company of $2.6 million at June 30, 2000. The preferred shares are entitled to cumulative undeclared dividends of $468,000 prior to any distribution to common shareholders.

     Temporary unsecured advances to Principal-UK in the amounts of $11,124,000 and $18,368,000 are outstanding at June 30, 2000 and September 30, 1999, respectively. Interest on the temporary advances is 9.25%, paid monthly. Interest arising from temporary advances to Principal-UK is included in interest income for the three-month periods ended June 30, 2000 and 1999 is $351,000 and $373,000, respectively, and for the nine-month periods ended June 30, 2000 and 1999 is $1,201,000 and $1,311,000, respectively.

     A subordinated loan to Principal-UK in the amount of $23,805,000 is outstanding at June 30, 2000 and September 30, 1999, respectively. Interest on the subordinated loan is 12.55% at June 30, 2000 and 12.18% at June 30, 1999, paid semi-annually. Interest arising from the subordinated loan to Principal-UK included in interest income for the three-month periods ended June 30, 2000 and 1999 is $776,000 and $753,000, respectively, and for the nine-month periods ended March 31, 2000 and 1999 is $2,336,000 and $2,258,000, respectively.

     Fees from services provided to Principal-UK for the three-month periods ended June 30, 2000 and 1999 are $1,283,000 and $1,271,000, respectively, and for the nine-month periods ended June 30, 2000 and 1999 are $3,958,000 and $3,593,000, respectively.

     Fees from services provided to Principal-Australia for the three-month period ended June 30, 2000 and 1999 are $256,000 and $202,000, respectively, and for the nine-month periods ended June 30, 2000 are 1999 are $753,000 and $202,000, respectively.

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


Results of Operations

     In prior years the Company generated income from three primary sources: (1) fee income from providing investment advisory and management services; (2) interest income from providing financing to companies in the healthcare and healthcare financing industries; and (3) equity in earnings of companies in the healthcare and healthcare financing industries. In the first quarter of the current fiscal year, the Company added a fourth income source when it acquired through its wholly-owned subsidiary, Idun Health Care Ltd. ("Idun"), 119 nursing homes in the United Kingdom. Company results for the nine months include eight months of Idun's operations since the date of acquisition.

     Prior to April 1, 1999 Principal-Australia was reported on a consolidated basis; currently, Principal-Australia, now 47% owned, is reported under the equity method.


Revenues

     Patient services revenue from the Idun operations was $36,890,000 for the quarter and $98,656,000 for the eight months of Idun's operations. The average occupancy for the quarter was 87.6% and for the eight months, 87.0%. The occupancy rate for the quarter indicates improvement from previous results, part of which is the result of increased marketing focus throughout Idun but specifically in the England homes that have lower occupancy than those in Scotland and Northern Ireland. Also contributing to the increase is the seasonal nature of placements from local funding agencies, which increase activity with the start of their fiscal year in April. The Company acquired Idun with the intention of bringing occupancy up to levels required for profitability and is directing significant resources to this end.

     Fee income for the quarter from Principal Finance Healthcare Limited (Principal-UK) of $1,283,000 is essentially equal to the amount reported in the prior year. The current quarter income consists of $1,137,000 of current fees, and $146,000 net of favorable adjustments related to renegotiation during the quarter related to prior periods. Assets subject to the 0.90% fee are defined contractually and are based on UK GAAP. At June 30, 2000 they totaled (pound)310 million. Year-to-date fee income from Principal-UK is up 10% reflecting the increase in assets of 8% since June 1999 and the $146,000 favorable adjustment above. Fee income from Principal Healthcare Finance Trust ("Principal-Australia") increased due to the combined impact of now charging fees to the newly unconsolidated entity and an increase in the market value of rental assets of A$46.2 million.

     Interest income from Principal-UK for the quarter and year-to-date is consistent with the comparable periods last year. The impact of the annual interest rate increase for the subordinated debt is $32,000 for the quarter and $87,000 year-to-date. The rate on temporary advances remains fixed at 9.25%, but the amount outstanding has declined from $17,371,000 at June 30, 1999 to $11,124,000 on June 30, 2000.

Expenses

     Cost of patient services is incurred in running the Idun subsidiary's nursing homes in the United Kingdom. They exceed patient service revenues due to staff cost pressures. Minimum wage increases and increased costs of temporary services and overtime have pushed costs up faster than government-determined fees. In addition, the long-term nature of the Company's operating leases with scheduled rent increases results in significant ($340,000 per month) non-cash rent expense. The Idun nursing homes were unprofitable under previous management. The Company has made progress during the last eight months and expects to further streamline operations and improve management practices in the year ahead.

     Despite the increase in levels of assets managed, the total of direct cost of asset management, allocated expenses and general and administrative costs year-to-date has declined by $118,000 from the comparable period last year. The current quarter is $23,000 higher than last year. The allocation from Omega Healthcare Investors, Inc. has declined as a result of a decline in overall cost and negotiated adjustments to previously billed amounts. Future allocations will be significantly reduced, as Omega will no longer be providing the services of shared executives for the Company. Principal-Australia incurred most of the interest and depreciation expense in the prior year and is no longer consolidated. Interest expense in the current year arose from financing required to fund the operations of the Idun nursing home businesses acquired.

     Non-recurring expenses were incurred in the current period for advice in pursuing the strategic alternatives, including a possible merger or sale transaction. As announced July 27, 2000, the Company continues to pursue strategic alternatives to maximize shareholder value but to date no party has expressed an interest in acquiring or merging with the Company. Each party which did provide a preliminary indication of interest has elected not to pursue any such transaction.


Other

     Equity in earnings of Principal-UK increased from $309,000 in the prior year quarter to $403,000 in the current year quarter. The year-to-date increase is $256,000. The Company's ownership percentage in Principal-UK has remained constant at 33.375%. The increase in income is due to improved performance of Principal-UK as its leased assets and their rents have increased and the more favorable long-term finance rates achieved with the securitization in March 1999. Equity in earnings of Principal-Australia is affected by the A$182 million financing completed in September 1999. Not all of the proceeds have yet been reinvested in rental properties due to the newness of our product in the market. Although we are pursuing numerous prospects, the return on temporary investment is not adequate to cover the interest expense.

     The change in the Medicare payment structure enacted last year in the United States resulted in the prior year loss of $366,000 for Essex Healthcare Corporation in the nine-month period. Essex management continues to make progress in structuring operations to be profitable under this payment structure and in improving performance at the several skilled nursing facilities that were acquired when they were unprofitable. In addition, it has doubled its beds this year to take advantage of the benefit of economies of scale.

     The Company's effective tax rate on a year-to-date basis varies from the federal statutory rate of 34% due to the benefit of available foreign tax credits on equity in earnings of Principal Healthcare Finance Limited which is reported after UK tax expense.


Liquidity and Capital Resources

     The Company has outstanding, at quarter end, $8,850,000 of debt under its line of credit agreement with Fleet Bank, N.A. and Harris Trust and Savings Bank. In the month of June, $2 million was repaid on the loan and it requires repayment in full by June 30, 2001. The Company anticipates the need to invest approximately $4 million of additional capital in Idun for unpaid liabilities acquired with the purchase from Tamaris and required capital improvements over the next nine months. Cash on hand and expected availability of restricted funds total $6.6 million at June 30. Company cash flows from fees and interest income approximated $2.0 million on an annual basis. The remaining cash is expected to be generated by repayments of advances from the Company to Principal-UK. Principal-UK currently generates sufficient cash flow to repay adequate amounts over the period, and all tenants continue to pay rents on a timely basis. The continued cash flow from Principal-UK is subject to several risks, most notably the ability of the Principal-UK tenants to continue to meet rent requirements despite the impact of current wage pressures on their operations. Principal-UK also is required to refinance (pound)5 million of subordinated debt with an unrelated party when it comes due in December 2000. There can be no assurance that Principal-UK will be able to refinance such subordinated debt or otherwise continue to generate sufficient cash flow to repay prior advances from the Company. In such event, the Company may need other sources of capital to both meet the required loan repayments and make additional capital investments in Idun.


Year 2000 Implications

The Company is not aware of any significant adverse effects of year 2000 on its systems and operations



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

PART II -   OTHER INFORMATION


Item 5.  Other Information

      As announced on July 27, 2000, James E. Eden, a Director of the Company since its inception, has been elected as Chairman of the Board of the Company, replacing Robert L. Parker, who retired as Chairman but remains a Director. The Company also announced that the Board of Directors replaced Essel W. Bailey, Jr., as Chief Executive Officer and President. Mr. Bailey continues as a Director of the Company. The Board of Directors appointed James P. Flaherty, who is the Chief Operating Officer of the Company, as President and a Director. Jacques Aigrain resigned as Director effective June 30, 2000.


Item 6.  Exhibits and Reports on Form 8-K:

      (a) Exhibits - the following exhibits are filed herewith:

         Exhibit      Description
         -------      -----------

           10.7 Admendment #4 to Loan Agreement dated June 29, 2000, among the Company, Fleet Bank N.A., as agent and a bank and Harris Trust and Savings Bank.

            27       Financial Data Schedule

      (b) Reports on Form 8-K - None were filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                             OMEGA WORLDWIDE, INC.
                                   Registrant


                                              By   /s/  JAMES P. FLAHERTY
                                              ---------------------------
                                                        James P. Flaherty
August 3, 2000                                          President

                                             By   /s/  EDWARD C. NOBLE
                                             -------------------------
                                                       Edward C. Noble
August 3, 2000                                         Chief Financial Officer