Form 10-K
period 2000-09-30
OMEGA WORLDWIDE INC
filed 2000-12-28
CIK 1051964

________________________________________________________________________________

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended September 30, 2000.

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                     to

Commission file number 000-23953

OMEGA WORLDWIDE, INC.

(Exact name of Registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	38-3382537 (I.R.S. Employer Identification No.)

900 Victors Way, Suite 345 Ann Arbor, Michigan (Address of Principal Executive Offices)	48108 (Zip Code)

Registrant’s telephone number, including area code: 734-887-0300

Securities Registered Pursuant to Section 12(b) of the Act:

Common Stock, $.10 Par Value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

      The aggregate market value of the voting stock of the registrant held by non-affiliates was $23,655,915 based on the $2.25 closing price per share for such stock on the NASDAQ National Market on December 15, 2000.

      As of December 15, 2000, there were 12,340,553 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant’s Proxy Statement for its Annual Meeting of Shareholders which is expected to be filed with the Commission on or about January 25, 2001, are incorporated herein by reference as indicated herein.

PART I

Item 1 — Business of the Company

      The business of the Company is to provide asset management services and management advisory services, as well as equity and debt capital, to the healthcare industry, particularly residential healthcare services to the elderly. The Company has established financing activities in the United Kingdom and the Commonwealth of Australia. In the current fiscal year the Company acquired leasehold rights and other assets incidental to 119 nursing homes in the United Kingdom, and has operated these homes since October 31, 1999.

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

      The Company was established in November 1997 by Omega Healthcare Investors, Inc. (“Omega Healthcare”), a publicly traded REIT, which owns and finances healthcare operating facilities in the United States. The Company began initial operation as a separate entity on April 2, 1998, when Omega Healthcare distributed shares of the Company’s common stock to Omega Healthcare’s existing shareholders. At the same time, the Company undertook a primary offering and Omega Healthcare undertook a secondary offering of shares of the Company’s common stock. Omega Healthcare distributed 5.2 million shares, sold 2.8 million shares (of which 500,000 shares were sold for the account of the Company) and retained approximately 9.9% of the common shares then outstanding, together with 260,000 preferred shares, in exchange for the contribution to the Company of the following assets:

(a) 33.375% of the ordinary shares in Principal Healthcare Finance Limited (“Principal-UK”), a Jersey corporation which is engaged in investing in long-term care facilities in the United Kingdom;

(b) Warrants to purchase 10,556,361 shares of Principal-UK;

(c) A subordinated debt note of Principal-UK in the amount of £15 million; and

(d) Miscellaneous other net assets stated at a net carrying amount of $150,000.

      Principal-UK is, as of the date of this report, the owner of 241 long-term care facilities, primarily nursing homes, subject to long-term, triple-net leases to 13 operating companies in the UK. Principal-UK’s revenues for the year ending August 31, 2000 totaled $67.1 million, assets totaled $539 million and net earnings totaled $4.6 million. Principal-UK has employed fixed-rate financing in which it attempts to match the term of assets and liabilities. Its rental agreements provide annual increases in rentals in 30-year terms, generally in accordance with the British consumer price index. Principal has financed its activities through the issuance of long-term, fixed-rate securitized debt. Its initial securitization was issued in December 1997 in the amount of £150 million, repayable in the years 2025 and 2027. In March 1999 a second securitization was issued in the amount of £122 million, repayable in the years 2027 and 2029. Pursuant to a contract expiring on December 31, 2002, the Company provides management services to Principal-UK for a fee equal to 0.9% of assets managed. Both securitizations have maturities that are consistent with the term of the leases with respect to the facilities financed.

      In June 1998, the Company acquired 100% of the units of Assisted Living Unit Trust from FAI Insurances Limited, a life and health insurer in Australia, and its subsidiary, Premier Care Australia (Holdings) Pty Limited, and changed the name of the trust to Principal Healthcare Finance Trust (“Principal-Australia”). Principal-Australia is an Australian Unit Trust which owned, as of the date of acquisition by the Company, long-term nursing homes and assisted living units in New South Wales. Initial long-term financing of A$127.9 million was completed in October 1999. The amount is repayable in quarterly installments through 2027.

      Principal-Australia net leased its nursing homes and assisted living units to an affiliate of Moran Health Care Group Pty Limited (“Moran”), the largest operator of long-term care and assisted living facilities in Australia, for an initial term of 30 years. On November 12, 1998, Principal-Australia completed the first phase of a purchase and leaseback transaction, also with Moran, which encompassed 30 long-term care facilities in Victoria, New South Wales and Western Australia. In phase one of the transaction, an affiliate of Moran sold 25 homes to Principal-Australia for A$80 million and immediately leased them back for an initial 30-year term. Simultaneously, phase two of the agreement called for Principal-Australia to acquire, upon completion and rent-up to stabilized occupancy, five additional Victoria facilities from an affiliate of Moran for an aggregate purchase price of A$10.5 million. Phase two was completed in March 1999. As of September 30, 2000, Principal-Australia owns and leases 43 nursing facilities and 483 assisted living facilities in Australia and New Zealand. The Company provides management services to Principal-Australia for a fee equal to 0.9% of assets managed. The agreement extends through December 31, 2007.

      On October 31, 1999 the Company, through its wholly-owned subsidiary, Idun Health Care Limited (“Idun”), acquired the operating subsidiaries of Tamaris, plc, a nursing home operating company in the United Kingdom. The 48 subsidiaries acquired operate 119 nursing homes located throughout England, Scotland and Northern Ireland. The acquisition was accounted for under the purchase method of accounting. The fair market value of the net assets at the date of acquisition, in the opinion of management, was $7.2 million. Fixed assets included in the $7.2 million amount have been written down by $3.5 million as prescribed by accounting principals generally accepted in the United States, to report net assets equal to the purchase price.

      The Company acquired, in connection with its initial establishment, an interest in Essex Healthcare Corporation (“Essex”) and an affiliate, Atrium Living Centers, Inc. In August 1998, the Company invested an additional $500,000, increasing its equity interest in Essex to 47%. Essex is an operator primarily in Ohio of 68 long-term care facilities containing 4,200 beds in Ohio, which are leased from independent third parties, and manages 55 facilities (approximately 2,800 beds) primarily in Indiana. As of November 30, 2000, the Company’s investment in Essex, was sold to Essex for $325,000 in cash, which approximates its book value.

      In August 1998, the Company acquired from a subsidiary of Principal-UK for £640,000 a 19.9% interest in Moran Healthcare (UK) Limited (“Moran UK”), the sole shareholder of Baneberry Healthcare (“Baneberry”), a UK operating company engaged in the business of providing healthcare services in Northern Ireland and England. Baneberry was previously financed by Principal-UK. Moran UK is an affiliate of Moran, the operator of most of the long-term care facilities in Australia that are owned by Principal-Australia.

Employees

      At November 15, 2000, the Company employed ten persons in its operating office in London, England, three persons in its operating office in Sydney, Australia, and three persons at the Company’s executive offices in Ann Arbor, Michigan. The Company’s wholly-owned subsidiary Idun Healthcare Ltd., employs approximately 7,800 employees in the nursing home operations throughout the United Kingdom.

Services Agreement

      Omega Healthcare and the Company had entered into a Services Agreement pursuant to which Omega Healthcare provides shared management and other employees, office space and administrative services to the Company. The Company reimbursed Omega Healthcare quarterly for a portion of Omega Healthcare’s overhead expenses, such as rent, compensation and utilities, based on a formula determined by dividing the value of the assets managed by the Company at the end of each fiscal quarter by the sum of the value of the assets of Omega Healthcare and assets managed by the Company at the end of each fiscal quarter. Upon expiration of this on June 30, 2000, the Company entered into a new agreement requiring quarterly payments to Omega Healthcare of $37,500 for the use of offices and certain administrative and financial services provided by staff of Omega Healthcare.

Investment Objectives

      The investment objectives of the Company continue to be:

1. To extend its franchise value by providing and financing long-term care services to the elderly.

2. To expand its asset management business by establishing new financing entities and establishing relationships with strong operating companies to extend and expand assets under management.

3. To expand the Company’s ability to provide financial capital to develop, expand and consolidate nursing home operating companies, primarily outside the United States.

4. To grow the capital value of the Company through prudent use of leverage, extension of its franchise value and the application of the intellectual capital of the Company to investment opportunities in Europe, Australia, and the United States.

      There is no expectation or intent in the near-term to pay a dividend on common stock.

      As announced earlier this year, the Company has undertaken a process of exploring strategic alternatives. The Company is continuing to explore alternatives to maximize shareholder value, including the realization of the Company’s underlying investments. The Company has had and is continuing to have discussions with third parties who have expressed an interest in acquiring some or all of the Company’s underlying investments. There can be no assurance any such transaction will be arranged.

Financial information about foreign and domestic operations.

      The information required by this item is incorporated herein by reference to Note 14 the “Business Segment Information” on page F-18 of the Company’s consolidated financial statements.

Regulation of the Healthcare Industry

      The Company will invest in entities which own healthcare facilities principally outside of the United States. Accordingly, the Company does not intend to diversify its investments to reduce the risks associated with investment in the healthcare industry. Future investments by the Company may be on terms or conditions less favorable than the terms applicable to the Company’s current investments. The operation of healthcare facilities is subject to substantial regulation. In addition to other laws and regulations with which the Company will be required to comply, the Company will be subject to laws that govern financial arrangements between healthcare providers. Any failure to comply with these laws or regulations could have an adverse effect on the operations of the Company.

      Healthcare is an area of extensive governmental regulation and frequent regulatory change. Operating companies in which the Company invests, as well as the lessees and mortgagors of Principal-UK, Principal-Australia and similar companies are and will continue to be subject to extensive regulation. Changes in laws or regulations or new interpretations of existing laws or regulations can have a dramatic effect on the healthcare industry with respect to methods of doing business, costs of doing business and revenues. Principal-UK and Principal-Australia are attempting to develop and market a method of financing for healthcare properties which is not, at present, widely accepted in the United Kingdom, Australia or elsewhere, and the business of the Company may not develop and grow as the Company anticipates.

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

      Although Principal-UK plans to increase the number of healthcare operators it finances, currently over 50% of Principal-UK’s rents are derived from rent payments received from three operators. Principal-Australia also plans to increase the number of healthcare operators it finances, but presently most of its assets are operated by and leased to affiliates of Moran. Thus, the results of operations and financial condition of Principal-UK and Principal-Australia will be dependent upon the ability of these tenants to meet their obligations under their agreements with Principal-UK and Principal-Australia.

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

	Term
Name	Expires	Age	Positions

Essel W. Bailey, Jr	2002	56	Director

James E. Eden	2003	63	Chairman of the Board of Directors

James P. Flaherty	2001	53	Director and President

Thomas F. Franke	2001	71	Director

Anil Gupta	2003	51	Director

Harold J. Kloosterman	2002	58	Director

Bernard J. Korman	2003	69	Director

Edward C. Noble		46	Vice President and Chief Financial Officer

Robert L. Parker	2002	66	Director

      Mr. Bailey was the Chief Executive Officer and President of the Company from April 1998 to July 2000. Mr. Bailey has been a Director of the Company since its formation in November 1997. Mr. Bailey served as President and Chief Executive Officer of Omega Healthcare until June 2000, as well as a Director of Omega Healthcare since its formation in 1992, until June 2000, and he served as Chairman of the Board of Directors of Omega Healthcare from 1995 to June 2000. Prior to forming Omega Healthcare, he was a Managing Director of Omega Healthcare Capital, a healthcare investment partnership, from 1986 to 1992. Mr. Bailey was formerly a Director of Evergreen Healthcare, Inc., which was a NYSE listed company engaged in the operation of long-term healthcare facilities, and of Vitalink Pharmacy Services, Inc., a NYSE listed company, and the operator of institutional pharmacies serving the long-term care industry in the United States. Mr. Bailey currently serves as Managing Director of Principal-UK and of Principal-Australia.

      Mr. Eden has been a Director of the Company since April 1998. He was elected Chairman of the Board of the Company in July 2000. He is President and principal owner of Eden & Associates, Inc., which provides consulting services to the senior living and long-term care industries. He is also President and principal owner of Senior Living Properties, LLC, and serves as Chairman and Chief Executive Officer of Oakwood Living Centers, Inc., which owns and operates 7 nursing homes in Massachusetts and Virginia. From 1976 to 1992, he held various positions in healthcare at Marriott Corporation ultimately, as Executive Vice President and General Manager of its Senior Living Services Division. Mr. Eden is also a Director of the Alliance for Aging Research and United Vanguard Homes. Mr. Eden was a Director of Omega Healthcare until July 2000.

      Mr. Flaherty joined Omega Healthcare in 1996 and was appointed Vice President-International of Omega Healthcare and Chief Executive of Omega Healthcare (UK) Limited in January 1997. Mr. Flaherty was appointed Chief Operating Officer of the Company in April 1998 and President in July 2000. He has been a Director of the Company since July 2000. Before he joined Omega Healthcare, Mr. Flaherty was Chairman of Black Rock Capital Corporation, a leasing and merchant banking firm he founded in 1994. From April 1991 until December 1993, Mr. Flaherty was Managing Partner of Pareto Partners, a London based investment management firm. Prior to 1991, he was employed by American Express Bank Ltd. in London and Geneva in a number of senior management capacities and by State National Bank of Connecticut and its successor, The Connecticut Bank & Trust Co.

      Mr. Franke has been a Director of the Company since April 1998. He is Chairman and principal owner of Cambridge Partners, Inc., an owner, developer and manager of multifamily housing in Grand Rapids and Ann Arbor, Michigan. He is also the principal owner of private healthcare firms operating in the United States and the United Kingdom and a private hotel firm in the United Kingdom. Mr. Franke has been a Director of Omega Healthcare since its formation in 1992, and since Principal-UK’s formation in 1995, Mr. Franke has been a Director of Principal-UK.

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

      Mr. Kloosterman has been a Director of the Company since April 1998. He also has been a Director of Omega Healthcare since its formation in 1992 and was a Managing Director of Omega Healthcare Capital from 1986 to 1992. Mr. Kloosterman has been involved in the acquisition, development and management of commercial and multi-family properties since 1978. He has been a senior officer of LaSalle Partners, Inc., and in 1985 he formed Cambridge Partners, Inc., where he serves as President. At Cambridge, he has been involved in the development and management of commercial, apartment and condominium projects in Grand Rapids and Ann Arbor, Michigan and in the Chicago area.

      Mr. Korman has been a Director of the Company since April 1998. He is Chairman of the Board of Trustees of Philadelphia Health Care Trust, a private foundation, and of NutraMax Products, Inc., a public consumer health care products company. He formerly was President, Chief Executive Officer and Director of MEDIQ Incorporated (health care services) from 1977 to 1995. Mr. Korman has been a Director of Omega Healthcare since 1993 and also is a Director of the following public companies: The New America High Income Fund (financial services), The Pep Boys, Inc. (auto supplies), and Kranzco Realty Trust (real estate investment trust).

      Mr. Noble joined Worldwide in March 1999 as Vice President and Chief Financial Officer. From 1995 to 1998, Mr. Noble was Chief Financial Officer of the international group of Culligan Water Technologies, Inc., a manufacturer of water treatment products. From 1991 to 1995, he was Assistant Treasurer for Astrum International, Inc., a holding company in diverse industries.

      Mr. Parker served as Chairman of the Company’s Board of Directors from April 1998 to July 2000. He was a consultant to and Director of Omega Healthcare from 1992 to July 2000. Mr. Parker was Chairman of Omega Healthcare from 1992 to 1995 and Managing Director of Omega Healthcare Capital from 1986 to 1992. From 1972 through 1983, Mr. Parker was a senior officer of Beverly Enterprises, the largest operator of long-term care facilities in the United States. At the time of his retirement in 1983, Mr. Parker was Executive Vice President of Beverly Enterprises. Mr. Parker is a registered architect and is licensed in California and Oklahoma. Mr. Parker also served as a Director of GranCare, Inc., a public company engaged in the operation of long-term care facilities, from 1995 to 1997, and of Vitalink Pharmacy Services Inc., a publicly-traded institutional pharmacy, during 1997. He has served as a director of Principal-UK since 1995, and of First National Bank of Bethany, Oklahoma.

      The Company believes that all filings required to be made pursuant to Section 16(a) of the Securities Exchange Act of 1934 were timely made.

Item 2 — Properties

      At September 30, 2000, the Company’s owned property consists of two purchased nursing homes located in the United Kingdom, operated by subsidiaries of Idun. Subsidiaries of Idun are the tenants of 117 nursing homes located throughout the United Kingdom.

Item 3 — Legal Proceedings

      There were no legal proceedings pending as of September 30, 2000, or as of the date of this report, to which the Company is a party or to which the properties are subject, other than those incurred in the normal course of operating the Idun nursing homes. In the opinion of management, the resolution of these cases will not result in a material adverse impact to the Company.

Item 4 — Submission of Matters to a Vote of Security Holders

      No matters were submitted to shareholders during the last quarter of the year covered by this report.

PART II

Item 5 — Market for Registrant’s Common Equity and Related Shareholder Matters

      The Company’s shares of common stock are traded on the NASDAQ National Market System under the symbol OWWI. The following tables sets forth, for the periods shown, the high and low closing prices reported on the NASDAQ National Market System:

Fiscal Year Ending September 30, 2000			Fiscal Year Ending September 30, 1999

Quarter	High	Low	Quarter	High	Low

First	$4.656	$3.625	First	$4.750	$3.500
Second	$5.063	$4.188	Second	$5.250	$3.438
Third	$4.688	$3.625	Third	$6.000	$3.563
Fourth	$3.875	$2.125	Fourth	$4.500	$4.000

      The closing price quoted on the NASDAQ National Market System on December 15, 2000 was $2.25 per share. As of December 15, 2000, there are 12,340,553 shares of common stock outstanding with 2,000 registered holders and approximately 12,000 beneficial owners.

Item 6 — Selected Financial Data

      The following selected financial data should be used in conjunction with the Company’s consolidated financial statements appearing elsewhere herein (In thousands, except per share data):

			Period from
	Year Ended	Year Ended	April 2, 1998 to
	September 30,	September 30,	September 30,
	2000	1999	1998

Revenues	$145,609	$14,753	$5,095

Operating income (loss)	(535)	6,414	2,429

Equity in earnings of Principal Healthcare Finance Limited	1,468	1,223	421

Equity in earnings of Principal Healthcare Finance Trust	485	484	—

Equity in earnings (loss) of Essex Healthcare, Inc	10	(282)	32

Gain on dilution of interest in Principal Healthcare Finance Trust	—	951	—

Recognized impairment of investment (Tamaris plc)	—	(938)	—

Income tax (provision) benefit	18	(2,389)	(927)

Net earnings	1,446	5,463	1,955

Net earnings available to common shareholders	1,238	5,255	1,851

Earnings per common share, basic	0.10	0.43	0.15

Earnings per common share, diluted	0.10	0.43	0.15

Average shares outstanding, basic	12,297	12,261	12,255

Average shares outstanding, diluted	12,345	12,262	12,255

	September 30,

	2000	1999

Balance Sheet Data

Current assets	$16,990	$7,042

Total assets	92,500	68,412

Total current liabilities	24,097	4,272

Long-term debt	2,323	—

Other long-term liabilities	322	—

Total shareholders’ equity	65,758	64,140

Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

      “Safe Harbor” Statement Under the United States Private Securities Litigation Reform Act of 1995. Statements that are not historical facts contained in Management’s Discussion and Analysis are forward-looking statements that involve risks and uncertainties that could cause actual results to differ from projected results. Some of the factors that could cause actual results to differ materially include: The financial strength of the operators of the facilities owned by the Company’s investees as it affects their continuing ability to meet their obligations under the terms of the lease agreements; changes in the operators or ownership of operators; government policy relating to the healthcare industry, including changes in the reimbursement levels; Idun’s and other operators’ continued eligibility to participate in the government-sponsored payment programs; changes in reimbursement by other third-party payors; occupancy levels at the facilities; the availability and cost of capital of the Company and its investees; the strength and financial resources of competitors of the Company and investees; the ability of investees to make additional real estate investments at attractive yields; and the ability of investees to obtain debt and equity capital at reasonable costs.

      Following is a discussion and analysis of the Company’s consolidated results of operations, financial condition and liquidity and capital resources. The discussion should be read in conjunction with the audited consolidated financial statements and notes thereto. The Company began operations on April 2, 1998.

Accordingly, results through September 30, 1998 include six months of activity, while results through September 30, 1999 and September 30, 2000, are for a full year.

Results of Operations

      In prior years the Company generated income from three primary sources: (1) fee income from providing investment advisory and management services; (2) interest income from providing financing to companies in the healthcare and healthcare financing industries; and (3) equity in earnings of companies in the healthcare and healthcare financing industries. In the first quarter of the current fiscal year, the Company added a fourth income source when it acquired, through its wholly-owned subsidiary, Idun Health Care Ltd. (“Idun”), 119 nursing homes in the United Kingdom. Company results for the year ended September 30, 2000 include eleven months of Idun’s operations since the date of acquisition.

      Prior to April 1, 1999, Principal-Australia was reported on a consolidated basis; currently, Principal-Australia, now 47% owned, is reported under the equity method.

Revenues

      Patient services revenue from Idun’s operations was $134,656,000 for the eleven months ending September 30, 2000. Occupancy grew from 88.2% at the date of acquisition to 90.7% at year-end. The improvement is the result of an increased focus on marketing throughout Idun, but specifically in the England homes, which have lower occupancy than those in Scotland and Northern Ireland. The Company acquired Idun with the intention of bringing occupancy up to levels required for profitability and is directing significant resources to this end.

      Fee income from Principal Healthcare Finance Limited (Principal-UK) for the fiscal year of $5,040,000 is essentially equal to the $4,918,000 reported last year. The terms of the Company’s agreement with Principal-UK call for a fee equal to 90 basis points times value of Principal-UK gross assets under management by the Company as computed using UK GAAP. Average assets under management at Principal-UK increased 7.8%, from £283 million to £305 million during the current year. The increase in fees was offset by the reduced value of the British pound sterling versus the US dollar. At year-end, assets under management stood at £311 million. For fiscal year 1999, assets under management increased 24.0%, resulting in the reported increase over annualized results for fiscal year 1998. The fee agreement is scheduled to expire on December 31, 2002.

      Fee income from Principal Healthcare Finance Trust (“Principal-Australia”) is an amount equal to 90 basis points times the value of Principal-Australia’s assets under management by the Company, as computed under Australian GAAP. Prior to April 1, 1999, Principal-Australia fees were eliminated as a result of consolidation. Average assets under management in Australia increased 51.3% for the year, from A$119 million to A$180 million. Principal-Australia’s assets under management at year-end were A$182 million.

      Interest income from Principal-UK was $4,628,000 for fiscal year 2000, compared to $4,761,000 and $1,784,000, respectively, for the two prior fiscal periods. Interest income is earned on £15 million of subdebt and temporary cash advances as required by Principal-UK. The impact of the annual interest rate increase for subordinated debt was $101,000 in fiscal year 2000 and $88,000 for fiscal year 1999. The interest rate on temporary advances remains fixed at 9.25% and average balances outstanding were £10.2 million, £11.0 million and £5.9 million for the fiscal years 2000, 1999 and 1998, respectively.

      Rent income in prior years relates to the period when Principal-Australia was a consolidated entity. The increase from fiscal 1998 to 1999 was the result of the consolidation of two months of Principal-Australia activity in fiscal year 1998 and six months’ activity in fiscal year 1999.

Expenses

      Cost of patient services is incurred in running the Idun nursing homes in the United Kingdom. Minimum wage increases and increased costs of temporary services and overtime have pushed costs up faster than government-determined fees. In addition, the long-term nature of the Company’s operating leases, with scheduled rent increases, results in significant ($3.6 million for fiscal year 2000) non-cash rent expense. The Idun nursing homes were unprofitable under previous management. The Company has made progress during the last eleven months and expects to further streamline operations and improve management practices in the year ahead.

      Despite the increase in levels of assets managed, the total direct cost of asset management, allocated expenses and general and administrative costs declined by $91,000 from the comparable period last year. The allocation from Omega Healthcare Investors, Inc. (“Omega Healthcare”) declined as a result of a reduction in overall cost and negotiated adjustments to previously billed amounts. Beginning July 1, 2000, allocations were further reduced, as Omega Healthcare is no longer providing the services of shared executives for the Company. The increase in fiscal 1999 from annualized 1998 results was caused by the opening of the Australian offices and was reflective of increased assets under management. Principal-Australia incurred most of the interest and depreciation expense in the prior year and is no longer consolidated. Interest expense in the current year arose from financing required to fund the operations of the Idun nursing home businesses.

      Non-recurring expenses in the current year were incurred for advice in pursuing strategic alternatives, including a possible merger or sale transaction. As previously announced, the Company continues to pursue strategic alternatives to maximize shareholder value and is exploring the sale of certain or all of its underlying assets.

Other

      Equity earnings of Principal-UK increased from $1,223,000 in the prior year to $1,468,000 in the current year. The Company’s ownership percentage in Principal-UK has remained constant at 33.375%. The increased income is due to improved performance of Principal-UK as its leased assets and their rents have increased, and Principal-UK achieved more favorable long-term finance rates with the securitization of certain of its rental properties in March 1999. Equity in earnings of Principal-Australia decreased on an annualized basis in 2000 (only six months in 1999) due to the A$182 million financing completed in September 1999. Not all of the proceeds have yet been reinvested in rental properties. Although we are pursuing numerous prospects, the return on temporary investment is not adequate to cover the interest expense.

      The change in the Medicare payment structure enacted last year in the United States resulted in the prior year loss of $282,000 for Essex Healthcare Corporation (“Essex”). Essex management made progress in structuring operations to be profitable under this payment structure and in improving performance at the several skilled nursing facilities that were acquired when they were unprofitable. In addition, it has doubled its beds in fiscal year 2000 to take advantage of the benefits of economies of scale. Subsequent to year-end, the Company sold its shares in Essex to Essex for $325,000 in cash, which approximates book value.

      On April 1, 1999 Principal-Australia sold 6,625,000 newly-issued shares to Omega Healthcare and AMP, and sold 875,000 additional shares to the Company, diluting the Company’s ownership to 47%. The transaction created a one-time gain on dilution of interest in Principal-Australia of $951,000, resulting in after-tax earnings of $628,000, or $0.05 per share. Also in fiscal 1999, the Company recorded a loss of $938,000 on its investment in Tamaris plc, created by a decline in Tamaris’ stock price on the London Exchange. The affected shares were tendered in fiscal year 2000 as part of the consideration in Idun’s purchase of Tamaris’ nursing home assets.

      The Company’s effective tax rate on a year-to-date basis varies from the federal statutory rate of 34% due to the benefit available from foreign tax credits on equity in earnings of Principal-UK which is reported after UK tax expense.

Liquidity and Capital Resources

      The Company has outstanding at year-end $4,850,000 of debt under its line of credit agreement with Fleet Bank, NA, and Harris Trust and Savings Bank. Repayment is due in full by June 30, 2001. The Company anticipates the need to invest approximately $4 million of additional capital in Idun for unpaid liabilities acquired with the purchase from Tamaris and required capital improvements over the next nine months. To fund the required $8,850,000 for debt repayment and Idun financing, the Company has cash on hand and expected availability of restricted funds totaling $3.9 million at year-end and Company cash flows from fees and interest income approximate $2.0 million on an annual basis. Repayments of advances by Principal-UK to the Company should be adequate to meet the remainder of the Company’s cash requirements through the upcoming fiscal year. The continued cash flow from Principal-UK is subject to several risks, most notably the ability of Principal-UK tenants to continue to meet rent requirements despite the impact of current wage pressures on their operators; however, all Principal-UK debt has been extended to be concurrent with the final due date of the Fleet line.

Year 2000

      The Company is not aware of any significant adverse effects of year 2000 on its systems and operations.

Impact of Recently Issued Accounting Standards

      In December 1999, the Securities and Exchange Commission (the “Commission”) issued Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements.” SAB 101 summarizes certain of the Commission’s views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the Commission issued SAB 101B to defer the effective date of implementation of SAB 101 to the calendar fourth quarter 2000. The Company will adopt SAB 101 as of October 1, 2000 and does not expect the adoption to have material impact on the Company’s operations.

      In June 2000, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” which amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 133 was previously amended by SFAS 137 “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement 133,” which deferred the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. The Company will adopt SFAS 133 and SFAS 138 effective October 1, 2000. SFAS 133 and SFAS 138 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments, through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the derivative’s change in fair value will be recognized immediately in earnings. Based on the Company’s derivative positions and their related fair values of approximately $38.5 million recorded at September 30, 2000, the Company estimates that there will not be a material impact on the consolidated financial statements.

Item 7a.  Quantitative and Qualitative Disclosure about Market Risk

      The Company is exposed to various market risks. Market risk is the potential loss arising from adverse changes in market interest rates and prices, such as short-term borrowing and foreign currency exchange rates. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. The Company enters into forward foreign currency contracts, principally to hedge currency fluctuations in its investments denominated in foreign currencies, thereby limiting the Company’s risk that would otherwise result from changes in exchange rates. At September 30, 2000, the Company had outstanding a British pound sterling forward currency swap to exchange £20 million for $31,750,000 to mature on October 15, 2007, and an Australian dollar forward currency swap to exchange $11.0 million Australia dollars for $6,749,000 to mature on July 3, 2003. From time to time, the Company also may obtain hedges for its foreign currency exposure relative to temporary loans to Principal-UK and Idun. Because of the Company’s foreign exchange contracts, its sensitivity to foreign exchange currency exposure is considered partially mitigated. Most components of the Company’s income are earned in currencies other than the dollar and are subject to fluctuation.

      The Company has approximately $10 million of debt outstanding at September 30, 2000. All of the debt incurs interest expense based on rates that fluctuate with Libor or an equivalent benchmark. Idun’s lease expense is subject to annual inflation adjustments, which would be offset by increased equity in earnings of Principal-UK as most of its leases have annual inflation adjustments.

Item 8 — Financial Statements and Supplementary Data

      The consolidated financial statements and report of independent auditors are filed as part of this report on pages F-1 through F-19.

Item 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10 — Directors and Executive Officers of the Registrant

      Located in Part I as permitted by Instruction 3 to Item 401(b) of Regulation S-K.

Item 11 — Executive Compensation

      The information required by this item is incorporated by reference to the Company’s definitive proxy statement for the 2001 Annual Meeting of Shareholders, which is expected to be filed on or about January 25, 2001 with the Securities and Exchange Commission pursuant to Regulation 14A.

Item 12 — Security Ownership of Certain Beneficial Owners and Management

      The information required by this item is incorporated by reference to the Company’s definitive proxy statement for the 2001 Annual Meeting of Shareholders, which is expected to be filed on or about January 25, 2001 with the Securities and Exchange Commission pursuant to Regulation 14A.

Item 13 — Certain Relationships and Related Transactions

      The information required by this item is incorporated by reference to the Company’s definitive proxy statement for the 2001 Annual Meeting of Shareholders which is expected to be filed on or about January 25, 2001 with the Securities and Exchange Commission pursuant to Regulation 14A.

PART IV

Item 14 — Exhibits, Financial Statements, Financial Statement Schedules and Reports on Form 8-K.

      (a)(1)  Listing of Consolidated Financial Statements

Page
Title of Document	Number

Report of Independent Auditors	F-1

Consolidated Balance Sheets as of September 30, 2000 and September 30, 1999	F-2

Consolidated Statements of Operations for the years ended September 30, 2000, and 1999 and for the period from April 2, 1998 to September 30, 1998	F-3

Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2000 and 1999 and for the period from April 2, 1998 to September 30, 1998	F-4

Consolidated Statements of Cash Flows the year ended September 30, 2000, and 1999 and for the period from April 2, 1998 to September 30, 1998	F-5	a

Notes to Consolidated Financial Statements	F-6

      (a)(2)  Listing of Financial Statement Schedules. All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

      (a)(3)  Listing of Exhibits — See Index to Exhibits beginning on Page 17 of this report.

      (b)  Reports on Form 8-K — none filed in the quarter ended September 30, 2000.

      (c)  Exhibits — See Index to Exhibits beginning on Page 17 of this report.

      (d)  Financial Statement Schedules — The following consolidated financial statement schedule is included herein: None

SIGNATURES

      Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

OMEGA WORLDWIDE, INC.

By:	/s/ JAMES P. FLAHERTY

James P. Flaherty
President and Director

Dated: December 28, 2000

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities on the date indicated.

Signatures	Title	Date

PRINCIPAL EXECUTIVE OFFICER
/s/ JAMES P. FLAHERTY James P. Flaherty	President and Director	December 28, 2000
PRINCIPAL FINANCIAL OFFICER and PRINCIPAL ACCOUNTING OFFICER
/s/ EDWARD C. NOBLE Edward C. Noble	Vice President, Secretary, Chief Financial Officer and Chief Accounting Officer	December 28, 2000

DIRECTORS
/s/ JAMES A. EDEN James A. Eden	Chairman of the Board	December 28, 2000
/s/ THOMAS F. FRANKE Thomas F. Franke	Director	December 28, 2000
/s/ ANIL K. GUPTA Anil K. Gupta	Director	December 28, 2000
/s/ HAROLD J. KLOOSTERMAN Harold J. Kloosterman	Director	December 28, 2000
/s/ BERNARD J. KORMAN Bernard J. Korman	Director	December 28, 2000
/s/ ROBERT L. PARKER Robert L. Parker	Director	December 28, 2000

Report of Independent Auditors

Board of Directors

Omega Worldwide, Inc.

      We have audited the accompanying consolidated balance sheets of Omega Worldwide, Inc. as of September 30, 2000 and 1999, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years ended September 30, 2000 and 1999 and the period from April 2, 1998 (commencement of operations) through September 30, 1998. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Omega Worldwide, Inc. at September 30, 2000 and 1999, and the consolidated results of their operations and their cash flows for years ended September 30, 2000 and 1999 and the period from April 2, 1998 (commencement of operations) through September 30, 1998, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Chicago, Illinois

December 12, 2000

OMEGA WORLDWIDE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par values)

	September 30,

	2000	1999

ASSETS

Current assets:

Cash and short-term investments	$3,415	$5,738

Restricted cash	2,786	389

Patient receivables	7,763	—

Other current assets	3,026	915

Total current assets	16,990	7,042

Plant, property and equipment, net of accumulated depreciation of $1,604	14,560	—

Investments in and advances to Principal Healthcare Finance Limited	42,735	48,842

Investments in Principal Healthcare Finance Trust	6,930	6,619

Prepaid rent	4,031	—

Rent deposits	3,657	—

Other assets	3,597	5,909

	75,510	61,370

Total assets	$92,500	$68,412

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Short-term debt	$7,755	$—

Accounts payable and accrued expenses	15,190	1,177

Accrued income taxes	80	1,880

Deferred income	1,072	1,215

Total current liabilities	24,097	4,272

Long-term debt	2,323	—

Other long-term liabilities	322	—

Total liabilities	26,742	4,272

Shareholders’ equity:

Preferred stock $1.00 par value:
Authorized — 10,000 shares

Outstanding 260 Class B shares at liquidation value	2,600	2,600
Common stock $.10 par value
Authorized — 50,000 shares

Outstanding — 12,341 shares in 2000 and 12,266 in 1999	1,234	1,227

Additional paid-in capital	53,157	52,893

Retained earnings	8,864	7,418

Accumulated other comprehensive income (loss)	(97)	2

Total shareholders’ equity	65,758	64,140

Total liabilities and shareholders’ equity	$92,500	$68,412

See notes to consolidated financial statements.

OMEGA WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

			Period from
	Year Ended		April 2, 1998
	September 30,		(Commencement
			of Operations) to
	2000	1999	September 30, 1998

	(In thousands, except per share amounts)

Revenue:

Patient services revenue	$134,656	$—	$—

Fee income — Principal Healthcare Finance Limited	5,040	4,918	1,920

Fee income — Principal Healthcare Finance Trust	1,013	405	—

Interest Income:

Principal Healthcare Finance Limited	4,628	4,761	1,784

Short-term investments	250	663	347

Rent income	—	3,908	1,014

Other income	22	98	30

	145,609	14,753	5,095

Expenses:

Direct cost of patient services	139,704	—	—

Direct costs of asset management	2,797	2,494	1,113

General and administrative	1,548	1,718	485

Allocated expenses from Omega Healthcare Investors, Inc.	544	768	303

Imputed and other interest	963	2,685	573

Provision for depreciation	91	674	192

Non-recurring expenses	497	—	—

	146,144	8,339	2,666

Earnings (loss) before equity earnings and income taxes	(535)	6,414	2,429

Equity in earnings of Principal Healthcare Finance Limited	1,468	1,223	421

Equity in earnings of Principal Healthcare Finance Trust	485	484	—

Equity in earnings (loss) of Essex Healthcare Corporation	10	(282)	32

Gain on dilution of interest in Principal Healthcare Finance Trust	—	951	—

Recognized impairment of investment (Tamaris plc)	—	(938)	—

Earnings before income taxes	1,428	7,852	2,882

Income tax (provision) benefit	18	(2,389)	(927)

Net earnings	1,446	5,463	1,955

Net earnings allocated to preferred stock dividends	(208)	(208)	(104)

Net earnings available to common shareholders	$1,238	$5,255	$1,851

Earnings per common share, basic	$0.10	$0.43	$0.15

Earnings per common share, diluted	$0.10	$0.43	$0.15

Average shares outstanding, basic	12,297	12,261	12,255

Average shares outstanding, diluted	12,345	12,262	12,255

Total comprehensive income, net of income taxes	$1,347	$5,456	$1,964

See notes to consolidated financial statements.

OMEGA WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except per share amount)

					Accumulated
					Other
		Additional			Comprehensive
	Common Stock	Paid-In	Preferred	Retained	Income
	Par Value	Capital	Stock	Earnings	(Loss)

Issuance of stock:
Issuance of 8,500 common shares and 260 preferred shares to Omega Healthcare

Investors, Inc.	$850	$25,802	$2,600	$—	$—

Proceeds from April 2, 1998 equity offering of 3,750 shares at $7.50 per share, net of issuance costs of $750	375	27,000	—	—	—

Grants of restricted stock (8 shares at $7.50 per share)	1	59	—	—	—

Net earnings for 1998	—	—	—	1,955	—

Foreign currency translation adjustments	—	—	—	—	9

Balance at September 30, 1998	1,226	52,861	2,600	1,955	9

Issuance of stock:

Grants of restricted stock (8 shares at an average of $4.09 per share)	1	32	—	—	—

Net earnings for 1999	—	—	—	5,463	—

Foreign currency translation adjustments	—	—	—	—	—

Balance at September 30, 1999	1,227	52,893	2,600	7,418	9

Issuance of stock:

Grants of restricted stock (75 shares at an average of $3.64 per share)	7	264	—	—	—

Net earnings for 2000	—	—	—	1,446	—

Foreign currency translation adjustments	—	—	—	—	(99)

Balance at September 30, 2000	$1,234	$53,157	$2,600	$8,864	$(90)

See notes to consolidated financial statements.

OMEGA WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period from
	Year Ended		April 2, 1998
	September 30,		(Commencement
			of Operations) to
	2000	1999	September 30, 1998

	(In thousands)

Operating activities:

Net earnings	$1,446	$5,463	$1,955

Adjustments to reconcile net earnings to cash (used in) provided by operating activities:

Equity in earnings of Principal Healthcare Finance Limited	(1,468)	(1,223)	(421)

Equity in earnings of Principal Healthcare Finance Trust	(485)	(484)	—

Equity in (earnings) loss of Essex Healthcare Corporation	(10)	282	(32)

Straight-line rent adjustment	3,622	—	—

Depreciation and amortization	1,553	903	192

Other non-cash charges	392	402	92

Gain on dilution of interest in Principal Healthcare Finance Trust	—	(951)	—

Recognized impairment of investment in Tamaris, plc	—	938	—

Imputed interest	—	1,146	573

Write-off of investment in AVC Holdings	—	281	—

Net change in operating assets and liabilities	(12,268)	73	(106)

Foreign currency translation	(99)	7	(22)

Net cash (used in) provided by operating activities	(7,317)	6,837	2,231

Cash flows from financing activities:

Proceeds from revolving credit facility with bank	4,850	—	—

Proceeds from (repayment of) revolving warehouse facility drawn by subsidiary	(2,564)	34,502	—

Repayment of long-term borrowings by subsidiary	(1,227)	—	—

Proceeds from issuance of common stock	—	—	27,375

Cash contributed by Omega Healthcare in exchange for liabilities assumed	—	—	837

Net cash provided by financing activities	1,059	34,502	28,212

Cash flows from investing activities:

Acquisition of plant, property and equipment by subsidiaries	(2,302)	(49,288)	—

Decrease (increase) in restricted cash	(2,397)	5,831	(9,330)

Repayments from (temporary advances to) Principal Healthcare Finance Limited	7,575	(9,989)	(8,379)

Cash received in acquisition of operating companies by Idun Health Care Limited net of cash consideration paid	727	—	—

Proceeds from repayment of secured loan	263	102

Dividends from affiliates	174	272	—

Repayment of temporary advances from Principal Healthcare Finance Trust	—	13,631	—

Investment in Tamaris, plc stock	—	(2,842)	—

Investment in Principal Healthcare Finance Trust	—	(1,108)	—

Investment in Baneberry Healthcare Ltd.	—	(1,622)	—

Loan to Baneberry Healthcare Ltd.	—	(228)	—

Loan to an enterprise	—	(465)	—

Secured loan to individual	—	—	(818)

Other	(105)	(176)	(1,635)

Net cash provided by (used in) investing activities	3,935	(45,882)	(20,162)

Increase (decrease) in cash and short-term investments	$(2,323)	$(4,543)	$10,281

See notes to consolidated financial statements.

OMEGA WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2000 and 1999

NOTE 1 — ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

      Omega Worldwide, Inc. (the “Company”) was formed to provide investment advisory and management services as well as equity and debt capital to the healthcare industry, primarily in Europe and the Pacific Rim. On April 2, 1998, the Company’s registration statement became effective, and it offered 3,750,000 shares of common stock to the public at $7.50 per share. The Company received $27,375,000, net of issuance costs of $750,000. Shares offered included 500,000 shares in a primary offering and 3,250,000 shares in a rights offering. Operations commenced upon the effectiveness of the initial public offering. Except for $1,000 invested by Omega Healthcare Investors, Inc. (“Omega Healthcare”) at the date of formation (November 1997), there were no cash flow activities of the Company from the date of formation to the date operations commenced.

      Immediately prior to the offering of shares by the Company, Omega Healthcare contributed substantially all of its investment in Principal Healthcare Finance Limited (“Principal-UK”) to the Company. Assets contributed by Omega Healthcare, which were recorded by the Company at Omega Healthcare’s accounting basis, included a $23,805,000 subordinated loan to Principal-UK, 33.375% of the common stock of Principal-UK with a carrying value of $5,297,000, 10,556,361 warrants and other net assets totaling $150,000. Omega Healthcare also assigned its interest in a management agreement with Principal-UK in which the Company receives an annual fee of 0.9% of Principal-UK’s assets (as defined) for providing certain advisory services. In exchange, Omega Healthcare received 8,500,000 shares of common stock and 260,000 shares of Class B preferred stock. Of the common stock received by Omega Healthcare, approximately 5,200,000 shares were distributed pro rata to Omega Healthcare’s shareholders, and approximately 2,300,000 were sold pursuant to the Company’s registration statement. As of the date of the stock distribution, Omega Healthcare retained approximately 9.9% of the Company’s common stock then outstanding.

Consolidation

      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of all material inter-company accounts and transactions. As described in Note 4, the Company’s wholly-owned subsidiary, Idun Health Care Limited (“Idun”) began its operations on October 31, 1999. Information for Idun as of September 30, 2000 and its results for the eleven-month period ended September 30, 2000 are included in the consolidated statements of the Company.

      Prior to April 1, 1999, the Company owned 100% of Principal Healthcare Finance Trust (“Principal-Australia”). As more fully explained in Note 3, newly issued shares of Principal-Australia were issued to independent investors in 1999 resulting in the dilution of the Company’s ownership to 47%. Principal-Australia’s financial results prior to April 1, 1999 are included in the Company’s results on a consolidated basis, while Principal-Australia’s results after April 1, 1999 are included in the Company’s results using the equity method of accounting.

      The Company reports the results of it’s equity investments for which it has over 20% ownership, but in which it does not hold a majority interest, using the equity method of accounting, using a one-month lag. Investments in companies over which the Company does not exercise control are recorded at fair market value. Temporary changes in fair market value are charged to accumulated other comprehensive income, while permanent reductions in fair market value are charged to operations.

      Certain prior year amounts have been reclassified to correspond with the current year’s presentation.

OMEGA WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Short-Term Investments

      Short-term investments consist of highly liquid investments with a maturity date of three months or less when purchased. These investments are stated at cost, which approximates fair value.

Restricted Cash

      The Company has pledged $500,000 of cash with a bank as collateral guaranteeing the Company’s performance under short-term purchase and sale of foreign currency hedge positions. The cash is restricted for periods no greater than 30 days and is classified as restricted on the balance sheet. The Company is also required to provide restricted cash accounts supporting Idun debt of approximately $1.9 million and $389,000 for other obligations.

Plant, Property and Equipment

      Plant, property and equipment owned by Idun is stated at cost. Depreciation expense is calculated using the straight-line method for financial reporting purposes over the estimated useful lives of the depreciable asset. Estimated useful lives of depreciable assets range from 3 to 7 years for furniture, fixtures and equipment, and 40 years for buildings. Depreciation expense related to Idun amounted to approximately $1,476,000 and is included in fiscal year 2000 direct cost of patient services in the consolidated statements of operations.

Revenue Recognition

      Patient services revenue of Idun is recorded as the services are provided. Fee income is recognized as earned and is based on assets under management. Rental income is recognized on a straight-line basis over the initial terms of the related master lease. Such income includes periodic increases based upon predetermined formulas as defined in the master lease.

Direct Cost of Patient Services

      Direct cost of patient services directly supports patient service revenue and includes all operating expenses, including depreciation, of Idun.

Straight-Line Rent Expense

      Certain of the Company’s subsidiaries are the lessees of several long-term leases. Rent expense differs from cash rental payments and is recognized as the total rent payable over the initial term of the related lease amortized on a straight-line basis. Such expense includes the adjustment in the rental payments based upon predetermined minimum formulas as defined in the master lease and is reported as a component of direct cost of patient services.

Non-Recurring Expense

      The Company on February 23, 2000 announced that it had engaged Warburg, Dillon Reed LLC to assist in exploring ways to boost shareholder value. The cost of services from Warburg Dillon Reed LLC, legal advice related to the process and costs of investor banker services specific to the Company’s United Kingdom investment totaled $497,000.

Translation

      Translation of currencies for foreign subsidiary financial information is computed pursuant to the provisions of Financial Accounting Standards Board Statement No. 52, which provides that balance sheet amounts are translated at the year end exchange rate and income statement amounts are translated at the

OMEGA WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

average annual rate. There are no material amounts of exchange gains or losses included in the results of operations for 2000, 1999 or 1998.

Financial Instruments

      The Company has foreign exchange rate hedge contracts, which mitigate the risk of currency movements. Any gain or loss on the contracts offset losses or gains, respectively, on certain investments denominated in British pound sterling and Australian dollars.

Stock Based Compensation

      The Company grants stock options to employees and directors with an exercise price equal to the value of the shares at the date of the grant. In accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, compensation expense is not recognized for these stock option grants.

Accounting Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of the revenues and expenses during the period. Actual results could differ from those estimates.

Impact of Recently Issued Accounting Standards

      In December 1999, the Securities and Exchange Commission (the “Commission”) issued Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements.” SAB 101 summarizes certain of the Commission’s views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the Commission issued SAB 101B to defer the effective date of implementation of SAB 101 to the calendar fourth quarter 2000. The Company will adopt SAB 101 as of October 1, 2000 and does not expect the adoption to have material impact on the Company’s operations.

      In June 2000, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” which amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 133 was previously amended by SFAS 137 “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement 133,” which deferred the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. The Company will adopt SFAS 133 and SFAS 138 effective October 1, 2000. SFAS 133 and SFAS 138 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments, through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the derivative’s change in fair value will be recognized immediately in earnings. Based on the Company’s derivative positions and their related fair values of approximately $38.5 million recorded at September 30, 2000, the Company estimates that there will not be a material impact on the consolidated financial statements.

Comprehensive Income

      Comprehensive income consists of the Company’s earnings before preferred stock dividends adjusted for the unrealized gains or losses on investments, net of tax and foreign currency translation adjustments.

OMEGA WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 2 — INVESTMENT IN PRINCIPAL HEALTHCARE FINANCE LIMITED (PRINCIPAL-UK)

      As described in Note 1, the Company acquired 33.375% of Principal-UK’s voting ordinary shares in connection with the Omega Healthcare distribution/exchange. The Company accounts for its interest in Principal-UK using the equity method. Principal-UK has a fiscal year end of August 31; therefore, the equity in earnings of Principal-UK is recognized on a one-month lag. Principal-UK has $407 (£279) million and $414 (£260) million of real estate investments in long-term care facilities as of August 31, 2000 and 1999, respectively. These facilities are operated by independent operators and Idun (see note 4) and are located in the United Kingdom. Substantially all of Principal-UK’s real estate is pledged as collateral for Principal-UK’s debt agreements.

      The following summarizes selected financial information of Principal-UK in accordance with accounting principles generally accepted in the United States (In thousands):

	Year Ended August 31,

	2000	1999	1998

Selected Operating Results:

Revenues:

Rent income	$59,309	$55,693	$47,542

Patient service revenue	9,833	—	—

Interest income	6,445	6,107	2,991

Other income	—	—	509

Total revenues	75,587	61,800	51,042

Expenses:

Interest expense	(40,338)	(39,149)	(34,572)

Depreciation and amortization	(11,078)	(9,839)	(7,202)

Direct cost of patient services	(10,218)	—	—

General and administrative	(6,607)	(5,880)	(4,284)

Total expenses	(68,241)	(54,868)	(46,058)

Income from operations	7,346	6,932	4,984

Non-operating income	—	—	1,406

Income before income taxes and extraordinary charge	7,346	6,932	6,390

Provision for income taxes	(2,706)	(3,053)	(2,283)

Extraordinary charge for prepayment of debt	—	—	(1,985)

Net Income	$4,640	$3,879	$2,122

	August 31,

	2000	1999

Selected Balance Sheet Information as of:

Investments in real estate subject to triple-net leases, net of depreciation	$382,270	$395,533

Total assets	539,339	569,666

Non-recourse debt borrowings	445,887	478,233

Total liabilities	519,292	552,544

Total stockholders’ equity	20,047	17,122

      The effective tax rates are 37%, 44% and 36% for the years ended August 31, 2000, 1999 and 1998, respectively. These rates differ from the UK tax rate primarily because the provisions for depreciation and amortization are not deductible for tax purposes in the United Kingdom. The Company’s proportionate share

OMEGA WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of Principal-UK’s earnings for the years ended August 31, 2000 and 1999 and the six-month period ended August 31, 1998 are approximately $1,549,000, $1,296,000 and $474,000, respectively. Included in the Company’s share of Principal-UK earnings during the six-month period ended August 31, 1998, is $172,000 ($0.01 per share) related to the non-recurring operating items realized by Principal-UK. The Company has recorded a charge against earnings of approximately $81,000 and $73,000 for the years ended August 31, 2000 and 1999 and approximately $53,000 for the six month period ended August 31, 1998, representing amortization over a ten-year period of the excess of the Company’s investment in Principal-UK of approximately $771,000 over its proportionate share of Principal-UK’s underlying equity at the date of acquisition. In January 1999, the Company received $272,000, representing a 5-pence annual dividend declared by Principal-UK’s Board of Directors.

      The Company has a British pound sterling denominated subordinated loan receivable from Principal-UK originally due December 31, 2000, which has since been extended to June 30, 2001. The carrying amount of the loan is $23.8 million and it bears interest at a rate of 12.93% during the remaining term.

      The Company has warrants to purchase 10,000,000 ordinary shares of Principal-UK expiring June 30, 2001 at an exercise price of £1.50 (approximately $2.19 at September 30, 2000) per share and 556,361 ordinary shares of Principal expiring June 30, 2001 at an exercise price of £1.00 (approximately $1.46 at September 30, 2000) per share. As to the 556,361 warrants, no value was assigned at the date of issuance because the underlying securities were issued at their fair value at that date. As to the 10,000,000 warrants, the coupon rate for the subordinated debt was the prevailing market rate on the date of the loan, and, therefore, the face amount of the subordinated loans approximated its fair value on the date of issuance. In addition, at the grant date the exercise price on these warrants significantly exceeded the fair value of the stock on the date of issuance since the warrants enabled the purchase of shares at £1.50, while the current value of the shares at that time was approximately £1.00. Based on these factors at the date of the loan, no value was ascribed to the warrants. However, the estimated fair value of these warrants at September 30, 2000 approximates $161,300. In determining the estimated fair value, the Company used a Black-Scholes pricing model with the following assumptions: risk free interest rate of 6%; a volatility factor of 10%; and an average life of six years from the date of grant.

NOTE 3 — PRINCIPAL HEALTHCARE FINANCE TRUST (PRINCIPAL-AUSTRALIA)

      In June 1998 the Company acquired Assisted Living Unit Trust, an Australian property trust that owns nursing homes, for a cash investment of $3 million plus a loan of $6.2 million and a guarantee of the entity’s deferred purchase obligation of $30 million. Concurrent with the acquisition, the Assisted Living Unit Trust’s name was changed to Principal Healthcare Finance Trust (Principal-Australia). The investment in facilities approximated $30 million, which was paid in June 1999.

      In April 1999, Principal-Australia sold 6,625,000 newly issued shares to Omega Healthcare and AMP Life Limited, as well as 875,000 additional shares to the Company. Prior to the issuance of these shares, the Company owned 100% of Principal-Australia. Issuance of the new shares reduced the Company’s ownership to 47% of shares outstanding. The transaction created a one-time gain on dilution of interest in Principal-Australia of $951,000, resulting in after tax earnings available to common shareholders of $628,000 or $0.05 per share.

      As described in Note 1, the financial results of Principal-Australia prior to April 1, 1999 are included in the Company’s results on a consolidated basis, while Principal-Australia’s results after April 1, 1999 are included in the Company’s results using the equity method of accounting. Principal-Australia has a fiscal year end of August 31; accordingly, the equity in earnings of Principal-Australia is recognized on a one-month lag.

OMEGA WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following summarizes selected financial information of Principal-Australia in accordance with generally accepted accounting principles in the United States (In thousands):

	Year Ended August 31,

	2000	1999

Selected Operating Results:

Revenues:

Rent income	$11,967	$9,592

Interest and other income	982	322

Total Revenues	12,949	9,914

Expenses:

Interest expense	(8,742)	(5,203)

Depreciation and amortization	(1,974)	(1,856)

General and administrative	(1,201)	(932)

Total expenses	(11,917)	(7,991)

Income from operations	$1,032	$1,923

	August 31,

	2000	1999

Selected Balance Sheet Information as of:

Investments in real estate subject to triple-net leases, net of	$88,298	$85,652

Total assets	116,255	96,986

Non-recourse debt borrowings	94,546	75,815

Total liabilities	102,261	82,215

Total unit holders’ equity	13,994	14,771

NOTE 4 — ACQUISITION OF IDUN HEALTH CARE LIMITED

      On October 31, 1999 the Company, through its wholly-owned subsidiary, Idun, acquired the operating subsidiaries of Tamaris, plc. The 48 subsidiaries acquired operate 119 nursing homes located throughout England, Scotland and Northern Ireland. The acquisition was accounted for under the purchase method of accounting. Purchase consideration was approximately $1,933,000 (£1,075,000) in cash and Tamaris, plc. shares valued at $1,903,000. The fair market value of the net assets at the date of acquisition, in the opinion of management, was $7.2 million (gross assets of $45.1 million net of liabilities assumed of $37.9 million). Fixed assets included in the $7.2 million amount have been written down by $3.5 million as prescribed by GAAP to report net assets equal to the purchase price.

      Public trading of the Tamaris stock was suspended on September 25, 1999, and trading did not resume prior to October 31, 1999 when shares were surrendered. Based on an interpretation of FASB Statement No. 115, management determined that the recording of the value of the Tamaris stock relinquished in the acquisition should be based on the last quoted price of the security rather than the fair value of the assets acquired. To meet this technical interpretation, a charge of $938,000 ($657,000, net of tax) was included in the Company’s income statement for the year ended September 30, 1999.

OMEGA WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Pro forma information for the Company, as if the Idun purchase had been made as of October 1, 1998, is as follows:

      Pro forma operating results for the period ended:

	Year Ended
	September 30,

	2000	1999

	(In thousands, except
	per share data)

Revenues	$157,846	$147,499

Net earnings available to common shareholders	1,000	4,131

Earnings per common share, basic	0.08	0.34

Earnings per common share, diluted	0.08	0.34

Average exchange rate ($ per £)	1.5658	1.6300

      The functional currency of Idun is British pound sterling. In accordance with FASB 52, the balance sheet amounts, are translated at the period end exchange rate and the income statement amounts are translated at the average exchange rate for the period. The cash component of the Company’s equity investment in Idun was the subject of a foreign currency hedge using forward purchase agreements from the date of acquisition until June 2000. The cash benefit of the transaction totaling $447,000 is reflected as a component of accumulated other comprehensive income (loss) as required by FASB 52.

NOTE 5 — ESSEX HEALTHCARE CORPORATION

      On April 2, 1998, Omega Healthcare contributed to the Company its holdings in the preferred stock of Essex Healthcare Corporation (“Essex”), an Atlanta-based private operator of skilled nursing facilities. The preferred stock was valued at approximately $39,000. Essex’s primary activities are in Ohio, where it operates 68 long-term care and assisted living facilities (approximately 4,200 beds). It also manages 55 facilities (approximately 2,800 beds) primarily in Indiana. On July 30, 1998, the Company acquired 55,000 shares of Essex’s common stock for $500,000 and converted its preferred stock into additional 1,940 shares of common stock of Essex. The Company holds approximately 47% of the outstanding common shares of Essex. The Company accounts for this investment using the equity method.

      The Company’s proportionate share of Essex’s earnings for the year ended August 31, 2000 is $10,000, loss for the year ended August 31, 1999 of $282,000, and earnings of $32,000 for the six-month period ended August 31, 1998.

NOTE 6 — SECURED LOANS

      On May 28, 1998, the Company loaned $818,000 to an individual. The loan was secured by the individual’s interest in Tamaris plc., an aged care operating company in the United Kingdom. The loan bears interest at 10.5% and principal payments were due on demand. The carrying value of the loan September 30, 1999 was $716,000 and has no remaining balance outstanding at September 30, 2000.

      On August 18, 1999, the Company loaned $465,000 to an enterprise. The loan was secured by the enterprise’s interest in Tamaris plc. The loan bears interest at 7.15% and principal and interest were due on demand. Due to the uncertainty regarding the ultimate recovery of the loan, the Company recorded a $202,000 write down in fiscal year 2000. The carrying value of the loan at September 30, 1999 was $465,000 and has no remaining balance outstanding at September 30, 2000.

OMEGA WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7 — FINANCIAL INSTRUMENTS

      The carrying amounts and fair values of the Company’s financial instruments are as follows:

	September 30,

	2000		1999

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

	(In thousands)

Assets:

Cash and short-term investments	$3,415	$3,415	$5,738	$5,738

Restricted cash	2,786	2,786	389	389

Subordinated loan to Principal-UK	23,805	21,959	23,805	24,699

Temporary advances to Principal-UK	10,793	10,793	18,368	18,368

Warrants for 10,556,361 Principal-UK shares	—	161	—	8,758

Secured loans	—	—	1,181	1,181

Liabilities:

Debt (short and long term)	(10,078)	(10,078)	—	—

	$30,721	$29,036	$49,481	$59,133

Foreign currency forward contracts	$3,210	$3,210	$(1,629)	$(1,629)

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

      The Company has forward contracts to hedge currency risks associated with investments in Principal-UK and Principal-Australia. Pursuant to a ten-year British pound sterling currency swap agreement, the Company is obligated to exchange (pound)20,000,000 for $31,740,000 on October 15, 2007. At September 30, 2000 the Company is obligated to exchange A$11,000,000 at an average rate of US$ 0.6135. The carrying amount of the investment in Principal-UK, the subordinated loans/advances to Principal-UK, and the investment in Principal-Australia, are based on the rates established in the forward exchange contracts. In addition the Company routinely enters into 30 day British pound sterling currency swap agreements to hedge currency risks associated with the temporary advances to Principal-UK.

OMEGA WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8 — INCOME TAXES

      The components of Pre-tax income and income tax provision (benefit) were as follows (In thousands):

	U.S.	Foreign	Total

Fiscal year ended September 30, 2000

Pre tax income (loss)	$7,123	$(5,696)	$1,427

Current Income tax provision	$993	$139	$1,132

Deferred income tax provision (benefit)	925	(2,075)	(1,150)

Total Provision (benefit)	$1,918	$(1,936)	$(18)

Fiscal year ended September 30, 1999

Pre tax income (loss)	$7,540	$312	$7,852

Current Income tax provision	$1,614	$101	$1,715

Deferred income tax provision	674	—	674

Total Provision	$2,288	$101	$2,389

Fiscal year ended September 30, 1998

Pre tax income (loss)	$2,901	$(19)	$2,882

Current Income tax provision	$619	$—	$619

Deferred income tax provision	308	—	308

Total Provision	$927	$—	$927

      Income tax expense (benefit) differs from the amounts computed by applying the U.S. Federal income tax rate of 34% to earnings before taxes as follows for the years ended September 30, 2000, and 1999 and the six-month period ended September 30, 1998 (In thousands):

	2000	1999	1998

Computed expected tax expense	$484	$2,669	$979

Tax effect of equity in earnings of investments	(503)	(281)	(143)

Other	1	1	91

Total	$(18)	$2,389	$927

      The tax basis of assets transferred from Omega Healthcare to the Company exceeded the book basis by approximately $36 million, resulting in a deferred tax asset of approximately $12 million. Due to the uncertainties in realizing this benefit, management has provided a valuation reserve against the full amount. As of September 30, 2000 net operating losses of $2,335,000 are available to offset future taxable income of Idun subject to UK taxes. The Company believes that it is more likely than not, that the benefits of this loss carry over will be realized in future years and the Company has not reserved against the resulting deferred tax asset.

OMEGA WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9 — CREDIT FACILITIES

      The Company had no outstanding indebtedness at September 30, 1999. At September 30, 2000, the Company’s outstanding indebtedness consists of the following (In thousands):

(1) Credit agreement (9.91% interest at September 30, 2000)	$4,850

(2) Loan due on demand (8.50% interest at September 30, 2000)	1,879

(3) Loan due February 2003 (8.34% interest at September 30, 2000)	1,358

(4) Loan due February 2017 (8.34% interest at September 30, 2000)	1,555

(5) Loan due September 30, 2001 (5.50% interest at September 30, 2000)	436

10,078

Less current maturities	(7,755)

Long-term debt	$2,323

(1)	The Company’s bank credit agreement as amended calls for quarterly repayments of $2 million each quarter until the full amount is repaid in June 2001. Borrowings under the agreement bear interest at LIBOR plus 3.25%. Omega Healthcare provided a guarantee to the banks in consideration of a fee of 1%, plus an annual 25 basis point facility fee. No further borrowings may be made under this agreement.

(2)	Idun has a loan with a bank that is secured by the business and assets of a nursing home subsidiary and bears an interest rate of 2.5% above the bank’s base lending rate.

(3)	Idun has a loan with a bank that is secured by the business and assets of a nursing home company and bears a floating interest rate of LIBOR plus 2%. The loan requires quarterly principal payments of approximately $165,000 through maturity.

(4)	Idun has a loan with a bank that is secured by the business and assets of a nursing home company and carries floating interest rate of LIBOR plus 2%. The loan requires quarterly principal payments of approximately $25,000 through maturity.

(5)	Idun has an unsecured bank loan of approximately $436,000. The interest rate on this loan is at the bank’s base rate less .5%.

      None of the loans of Idun are guaranteed by the Company. Cash of $1,879,000 included in Restricted Cash will be used for partial payment of an as yet undetermined combination of loans 2, 3 and 4 above. In addition to the Restricted Cash, assets with a carrying value of approximately $3.5 million at September 30, 2000 are pledged as collateral on loans 2, 3 and 4 above.

NOTE 10 — STOCK OPTIONS

      Under the terms of the 1998 Stock Option and Restricted Plan (the “Plan”), the Company reserved 750,000 shares of common stock for grants to be issued during a period of up to 10 years. Directors, officers and key employees are eligible in the Plan. Options for 339,500, 107,000 and 648,000 shares have been granted to eligible participants during the years ended September 30, 2000 and 1999, and the six-month period ended September 30, 1998, respectively. Additionally, during the years ended September 30, 2000 and 1999 and the six-month period ending September 30, 1998, restricted shares of 67,553, 8,000, and 8,000 respectively, have been granted under the provisions of the Plan. The vesting period on restricted stock varies from six months to eighteen months. Expense related to the restricted stock grants are $271,000, $33,000 and $60,000 for the years ended September 30, 2000 and 1999 and the six-month period ended September 30, 1998, respectively.

OMEGA WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is a summary of activity under the Plan.

			Weighted
	Number of	Exercise	Average
	Shares	Price	Price

Outstanding at April 2, 1998	—	$—	$—

Granted during 1998	648,000	5.688–7.500	7.479

Forfeited	(42,000)	7.500	7.500

Outstanding at September 30, 1998	606,000	5.688–7.500	7.477

Granted during 1999	107,000	4.000–4.688	4.458

Forfeited	(31,000)	4.688–7.500	7.100

Outstanding at September 30, 1999	682,000	4.000–7.500	7.116

Granted during 2000	339,500	2.375–4.875	3.951

Forfeited and canceled	(383,500)	4.000–7.500	7.484

Outstanding at September 30, 2000	638,000	$2.375–7.500	$5.116

      In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 123, “Accounting for Stock-Based Compensations.” This standard prescribes a fair value based method of accounting for employee stock options or similar equity instruments and requires certain pro forma disclosures. For purpose of the pro forma disclosures required under Statement 123, the estimated fair value of the options is amortized to expense over the option’s vesting period. The estimated weighted average fair value of options granted approximates $609,000, $204,000, and $2,000,000, during the years ended September 30, 2000, 1999 and the six-month period ended September 30, 1998, respectively. In determining the estimated fair value of the Company’s stock options as of the date of grant, a Black-Scholes option pricing model was used with the following weighted-average assumptions: risk-free interest rates of 6.0%; volatility factors of the expected market price of the Company’s common stock at 30%; and a weighted-average expected life of the options of 7 years.

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

      Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma net earnings would be $1,531,000 $5,084,000 and $1,784,000, and pro forma earnings per common share, basic and diluted, would be $0.11, $0.47 and $0.14, for the years ended September 30, 2000, 1999 and the six-month period ending September 30, 1998, respectively.

NOTE 11 — PREFERRED STOCK

      Effective April 2, 1998, the Company issued 260,000 shares of 8% Series B Cumulative Preferred Stock (“Preferred Stock”) at $1 par value per share to Omega Healthcare. Each share of Series B Preferred converts to one share of the Company’s Common Stock immediately after Omega Healthcare makes a distribution of the Series B Preferred to its shareholders or otherwise transfers the shares to any unaffiliated

OMEGA WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

third party. Dividends on the Preferred Stock are payable annually based on liquidation value of $10 per share. Cumulative undeclared dividends at September 30, 2000 are $520,000.

NOTE 12 — NET EARNINGS PER SHARE

      Net earnings per share are computed based on the weighted average number of common shares outstanding during the period. Average common shares outstanding for the basic earnings per share were 12,297,000, 12,261,000, and 12,255,000 and for diluted earnings per share were 12,345,000, 12,262,000 and 12,255,000 for the periods ended September 30, 2000, 1999 and 1998, respectively. The difference between average basic and diluted common shares is due to the effect of dilutive employee stock options. The assumed conversion of shares of preferred stock is currently antidilutive.

NOTE 13 — LEASES

      The Company, through it’s subsidiary Idun, leases nursing homes throughout the United Kingdom under operating leases which expire at various dates through the year 2035. Rent expense on these leases was approximately $34.1 million for the eleven-month period that Idun is included in the year ended September 30, 2000 results. No lease expense for the consolidated company was incurred during the year ended September 30, 1999 and the six-month period ending September 30, 1998.

      Future minimum lease payments required under operating leases as of September 30, 2000 are as follows (In thousands):

2001	$31,570

2002	31,881

2003	32,197

2004	32,520

2005	32,849

Thereafter	$636,702

NOTE 14 — RELATED PARTY TRANSACTIONS

      Pursuant to the provision of a Services Agreement between Omega Healthcare and the Company that expired June 30, 2000, indirect costs incurred by Omega Healthcare, including compensation of shared executive officers and relations support personnel, and costs incurred by Omega Healthcare for rent, insurance, telephone, utilities, supplies, maintenance and travel, were allocated to the Company based upon the relationship of assets under the Company’s management to the combined total of those assets and Omega Healthcare’s assets. Allocated expenses for the years ended September 30, 2000 and 1999 and for the six-month period ended September 30, 1998 were approximately $544,000 $768,000 and $303,000, respectively. Such allocations are based on estimates and formulas that management believes to be reasonable. The service agreement has expired. As of July 1, 2000, the Company and Omega Healthcare have negotiated a new arrangement for a quarterly fee of $37,500 which excludes certain previously provided services, most significantly, those of shared executives.

      Temporary unsecured advances to Principal-UK in the amount of $10,793,000, and $18,368,000 are outstanding at September 30, 2000 and 1999, respectively. Interest at 9.25% is paid on a monthly basis. Included in interest income for the years ended September 30, 2000, and 1999 and the six-month period ended September 30, 1998 is $1,484,000, $1,719,000 and $292,000, respectively, related to advances to Principal-UK.

      Interest on the subordinated loan to Principal-UK for the years ended September 30, 2000 and 1999, and the six-month period ended September 30, 1998 is $3,144,000, $3,042,000 and $1,492,000, respectively. The loan was originally scheduled to mature on December 31, 2000, but has been extended to June 30, 2001. Fees

OMEGA WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

from services provided to Principal-UK for the years ended September 30, 2000 and 1999, and the six-month period ended September 30, 1998 are $5,040,000, $4,918,000, and $1,920,000, respectively.

      Fees from services provided to Principal-Australia for the year ended September 30, 2000 and the period April 1, 1999 through September 30, 1999 are $1,013,000 and $405,000, respectively.

      Rent expense, included in direct cost of patient services, related to Idun’s leases with Principal-UK, is approximately $1,315,000 for the year ended September 30, 2000.

      Interest expense relating to a bridge loan from Omega Healthcare totaled $226,000 for the year ended September 30, 1999. This loan was repaid in December 1998.

NOTE 15 — BUSINESS SEGMENT INFORMATION

      The Company provides investment advisory and management services, as well as equity and debt capital to the healthcare industry, primarily in Europe and the Pacific Rim. The Company emphasizes investments in firms, which provide residential services to the elderly. The Company has established subsidiary businesses, Omega Healthcare (UK) Ltd. in London and Omega Healthcare (Australia) Pty Ltd., in Sydney, to manage, finance, and monitor investments in Europe and Australia/ New Zealand, respectively. Accordingly, the Company presently operates in three geographic regions, the United States, United Kingdom and Australia.

      The following is a summary of operations by geographic region for the years ended September 30, 2000 and 1999, and the six-months ended September 30, 1998. (In thousands):

	2000	1999	1998

Revenue:

United States	$4,897	$5,369	$2,065

United Kingdom	139,696	4,918	1,920

Australia	1,016	4,466	1,110

Total	$145,609	$14,753	$5,095

Operating income (expense):

United States	$5,915	$5,357	$2,643

United Kingdom	(3,348)	2,828	477

Australia	409	1,385	247

Corporate expenses	(1,548)	(1,718)	(485)

Total	$1,428	$7,852	$2,882

      The following is a summary of assets of geographic region at September 30, 2000 and 1999. (In thousands):

	September 30,

	2000	1999

Identifiable assets:

United States	$56,708	$67,921

United Kingdom	35,046	113

Australia	746	378

Total	$92,500	$68,412

      Identifiable assets attributable to the United States include approximately $53 million represented by cash, loans and investments denominated in currencies other than the U.S. dollar.

OMEGA WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 16 — SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

      Following are details of changes in operating assets, liabilities and other non-cash transactions for the years ended September 30, 2000 and 1999 and the six-month period ended September 30, 1998 (In thousands):

Increase (decrease) in cash from changes in operating assets and liabilities:

	2000	1999	1998

Operating assets	$2,281	$(3,310)	$(880)

Other liabilities	(11,611)	1,936	341

Accrued taxes	(2,938)	1,447	433

	$(12,268)	$73	(106)

Noncash investing and financing transactions:

Contribution by Omega Healthcare Investors, Inc., excluding cash:

Investments	$—	—	$5,297

Loans	—	—	23,805

Other	—	—	150

Equity	—	—	(29,252)

Acquisition of land and buildings subject to triple-net lease	—	—	(27,457)

Non-interest bearing deferred obligation	—	—	27,457

Income taxes paid during the period, net of refunds received	2,925	923	600

Interest expense paid during the period	959	1,627	—

Principal-Australia cash balance at April 1, 1999	—	151	—

      In addition, a portion of the purchase consideration for Idun’s purchase of the operating subsidiaries of Tamaris, plc was noncash (see Note 4).

OMEGA WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 17 — QUARTERLY DATA (UNAUDITED)

      The following is an unaudited summary of quarterly results of operations for the years ended September 30, 2000 and 1999 and the six-month period ended September 30, 1998.

	December 31	March 31	June 30	September 30

	(In thousands, except per share)
2000

Revenues	$27,424	$40,053	$39,615	$38,517

Net earnings	897	(315)	60	804

Net earnings available to common	845	(367)	8	752

Per Share Amounts:

Net earnings available to common, basic	0.07	(0.03)	—	0.06

Net earnings available to common, diluted	0.07	(0.03)	—	0.06
1999

Revenues	$3,858	$5,269	$2,740	$2,886

Net earnings	1,291	1,214	2,112	1,503

Net earnings available to common	1,239	1,162	2,060	1,451

Per Share Amounts:

Net earnings available to common, basic	0.10	0.10	0.16	0.12

Net earnings available to common, diluted	0.10	0.10	0.16	0.12
1998

Revenues	$—	$—	$1,778	3,317

Net earnings	—	—	744	1,211

Net earnings available to common	—	—	692	1,159

Per Share Amounts:

Net earnings available to common, basic	—	—	0.06	0.09

Net earnings available to common, diluted	—	—	0.06	0.09

NOTE 18 — SUBSEQUENT EVENT

      As of November 30, 2000 the Company sold to Essex its entire investment in Essex. Proceeds from the sale were $325,000 in cash, which approximates the book value of Essex. Accordingly no gain or loss was recognized on the transaction. In connection with the sale all outstanding balances between the Company’s were settled in cash as well.

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1	Articles of Amendment and Restatement Incorporated by reference to Exhibit 3.1 to Form S-1 Registration Statement
3.2	Amended and Restated Bylaws Incorporated by reference to Exhibit 3.2 to Form S-1 Registration Statement
3.3	Articles Supplementary for Series B Preferred Stock Incorporated by reference to Exhibit 3.3 to Form S-1 Registration Statement
3.4	Articles Supplementary for Series A Preferred Stock Incorporated by reference to Exhibit 3.4 to Form S-1 Registration Statement
3.5	Amendment No. 1 to Amended and Restated bylaws dated as of March 25, 2000 Incorporated by reference to Exhibit 3.2 to the Company’s report on Form 10-Q for the quarterly period dated March 31, 2000.
10.1	Omega Worldwide, Inc. 1997 Stock Option and Restricted Stock Plan Incorporated by reference to Exhibit 10.1 to Form S-1 Registration Statement
10.2	Form of Rights Agreement, dated as of April 1, 1998, between the Company and First Chicago Trust Company of New York Incorporated by reference to Exhibit 10.6 to Form S-1 Registration Statement.
10.3	Amended and Restated Advisory Agreement dated as of July 21, 1995 between the Company (as successor by assignment from Omega Healthcare) and Principal Incorporated by reference to Exhibit 10.5 to Form S-1 Registration Statement
10.4	Indemnification Agreements between the Company and its Directors and Executive Officers Incorporated by reference to Exhibit 10.7 to Form S-1 Registration Statement
10.5	Advisory Agreement between Omega Healthcare (Australia) Pty Limited and Principal Healthcare Finance Trust incorporated by reference to Exhibit 10.6 to Form 10-K for the fiscal year ended September 30, 1998.
10.6	Form of Loan Agreement dated as of November 20, 1998 among the Company, Fleet Bank, N.A., as Agent, and other financial institutions named therein. Incorporated by reference to Exhibit 10.7 to Form 10-K for the fiscal year ended September 30, 1998.
10.7	Amendment to Loan agreement dated as of November 20, 1998 among the Company, Fleet Bank, N.A. as agent — Incorporated by reference to Exhibit 10.12 to Form 10-K for the fiscal year ended September 30, 1999.
10.8	Amendment #2 to Loan Agreement dated as of January 10, 2000, among the Company, Fleet Bank, N.A. as agent and a bank and Harris Trust and Savings Bank — Incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended March 31, 2000.
10.9	Amendment #3 to Loan Agreement dated as of March 17, 2000, among the Company, Fleet Bank, N.A. as agent and a bank and Harris Trust and Savings Bank — Incorporated by reference to Exhibit 10.6 to Form 10-Q for the quarter ended March 31, 2000.
10.10	Amendment #4 to Loan Agreement dated June 29, 2000, among the Company, Fleet Bank, N.A. as agent and a bank and Harris Trust and Savings Bank — Incorporated by reference to Exhibit 10.7 to Form 10-Q for the quarter ended June 30, 2000.
10.11	Transaction documents dated June 19, 1998 — Incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed on July 2, 1998:
(a) Mortgage of Deposit between the Company and ABN AMRO Facilities Australia Limited (“ABN Facilities”)

Exhibit
Number	Description

(b) Bill Facility Agreement between Principal Pty and ABN AMRO Australia Limited (“ABN Australia”)
(c) Deed of Guarantee and Indemnity between the Company and ABN Facilities
(d) Redemption and Subscription Agreement among Premier Care Australia (Holdings) Pty Limited, FAI Insurances Limited (“FAI”), PHF No. 1 Pty Limited (“PHF No. 1”), Tanoa Pty Limited (“Tanoa”), and Premier Care Australia Pty Limited (now known as Principal Healthcare Finance Pty Limited (“Principal Pty”)
(e) Relationship Agreement among the Company, PHF No. 1 Pty Limited, PHF No. 2 Pty Limited, Tanoa, Mindra Pty Limited, Beheer-en Beleggingsmaatschappij Dilava BV, Beheer-en Beleggingsmaatschappij Rocla BV, Moran Health Care (“Australia”) Pty Limited (“Moran Australia”) and Moran Health Care Group Pty Limited (“Moran”)
(f) Deed of Mortgage and Annexure B to Mortgage between Principal Pty and ABN Facilities
(g) Capital Contribution Agreement among Moran Australia, Moran and Principal Pty
(h) NSW Lease between Principal Pty, as lessor, and Moran Australia, as lessee
(i) Lease Guarantee between Moran and Principal Pty
(j) Indemnity Deed
(k) Procurement Agreement among Moran Australia, FAI, Moran, Douglas John Moran, Greta Richmond Moran, Peter Godfrey Moran and Shane Moran
(l) Mortgage of Shares between Moran and Principal Pty
10.12	Transaction documents dated April 16, 1999 with the following exhibits. Incorporated by reference to Exhibit 10.10 to the Company’s report on Form 8-K filed on April 16, 1999.
(a) Form of Transaction Documents
(b) Subscription Deed, Principal Healthcare Finance Unit Trust No. 1
(c) Subscription Deed, Principal Healthcare Finance Unit Trust No. 2
(d) Deed of Loan, PHF No. 1 Pty Limited, AMP Life Limited, Omega Healthcare Worldwide, Inc.
(e) Principal Healthcare Finance Unit Trust No. 1, Term of 2004 Options
(f) Principal Healthcare Finance Unit Trust No. 2, Term of 2004 Options
(g) Advisory Agreement
10.13	Share Acquisition Agreement between Tamaris plc and the Company — Incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed on November 1, 1999
10.14	Asset Administration deed between Principal Healthcare Finance Pty Limited and Omega (Australia) Pty Limited dated as of November 1, 1999 — Incorporated by reference to Exhibit 10.13 to Form 10-K for the fiscal year ended September 30, 1999
10.15	Service agreement between the Company and Omega Healthcare dated as of July 1, 2000 — Filed herewith

Exhibit
Number	Description

10.16	Employment and change in control agreement by and between James P. Flaherty and Omega Worldwide, Inc. dated March 24, 2000 — Filed herewith
10.17	Change in control agreement, dated March 24, 2000, by and between Edward C. Noble and Omega Worldwide, Inc. Incorporated by reference to Exhibit 10.4 to the Company’s report on Form 10-Q for the quarterly period ended March 31, 2000.
12	Statement re Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends — Filed herewith
21	Subsidiaries of Registrant — Filed herewith
27	Financial Data Schedule — Filed herewith
99(a)	Financial Statements of Principal Healthcare Finance Limited— (filed herewith):
   — Report of Auditors
— Consolidated Statement of operations for the years ended August 31, 2000, 1999, and 1998
— Consolidated Balance Sheets as of August 31, 2000 and 1999
— Consolidated Statements of Shareholders’ Equity for the years ended August 31, 2000, 1999, and 1998
   — Consolidated Statements of Cash Flows for the years ended August 31, 2000, 1999, and 1998
— Notes to Consolidated Financial Statements