Form 10-K/A
period 2000-09-30
OMEGA WORLDWIDE INC
filed 2001-01-26
CIK 1051964

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO.1)

(Mark One)

|X|      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended September 30, 2000

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

                          Common Stock, $.10 Par Value

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

         The aggregate market value of the voting stock of the registrant held by non-affiliates was $25,252,752 based on the $2.44 closing price per share for such stock on the NASDAQ National Market on December 31, 2000.

         As of December 31, 2000, there were 12,340,553 shares outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                TABLE OF CONTENTS

                                    PART III

Item 11 Executive Compensation ..............................................   Page 2
Item 12 Security Ownership of Certain Beneficial Owners and Management ......   Page 5
Item 13 Certain Relationships and Related Transactions ......................   Page 6



Note: The purpose of the Amendment No. 1 is to include information required by items 11, 12, and 13 of Omega Worldwide, Inc. Annual Report on Form 10-K for the year ended September 30, 2000.

PART III


Item 11 -- Executive Compensation

 The following table sets forth, for the years ended September 30, 2000 and 1999 and the period from April 2, 1998 to September 30, 1998, the compensation for services in all capacities to the Company of those persons who were (i) the chief executive officer during the most recent fiscal year and (ii) the other executive officers of the Company at September 30, 2000 whose total fiscal year 2000 annual salary and bonus exceeded $100,000. The Compensation Committee did not determine the salary of the former chief executive officer, his salary was determined by Omega Healthcare, Inc. ("Omega Healthcare") and the Company reimbursed Omega Healthcare for a share of his salary, as well as certain other overhead expenses, pursuant to the Services Agreement. See "Certain Transactions" below.

                                                                SUMMARY COMPENSATION TABLE



                                                                                               Long-Term Compensation
                                                                                  -------------------------------------------------
                                                                                           Awards                    Payouts
                                                                                  ----------------------         ---------------
                                                                        Other     Restricted   Securities      All
                                                                        Annual      Stock      Underlying      LTIP        Other
     Name and                      Fiscal       Salary       Bonus    Compensation   Award (s)   Options/     Payouts   Compensation
  Principal Position                Year         ($)       ($) (3)      ($) (5)        ($)      SARs (#)       ($)          ($)
  ------------------                ----         ---       -------      -------        ---      --------       ---          ---

Essel W. Bailey, Jr (1) .......     2000           $0          $0            $0     $48,750      50,000           $0          $0
President and CEO                   1999           $0          $0            $0          $0      25,000           $0          $0
                                    1998           $0          $0            $0          $0     113,000           $0          $0

James P. Flaherty (2) .........     2000     $359,316    $180,000            $0     $36,563      35,000           $0          $0
President and Director              1999     $339,000    $115,000       $44,347          $0      15,000           $0          $0
                                    1998     $139,594     $50,000       $15,262          $0      90,000           $0          $0

Edward C. Noble (4) ...........     2000     $136,875     $53,000            $0     $24,375      20,000           $0          $0
Vice President and                  1999      $72,917          $0       $12,000          $0      20,000           $0          $0
Chief Financial Officer




1)   As of July 29, 2000, Mr. Bailey no longer serves as President and CEO.

2) Mr. Flaherty was appointed President and Director on July 29, 2000, prior to then he served as Vice President and Chief Operating Officer.

3) Bonus payments for the fiscal year 2000 reflect incentive compensation payments for performance during both the calendar year ending December 31, 1999 and the nine-month fiscal period ending September 30, 2000. The Company changed the timing of incentive payments to correspond to its fiscal year in fiscal 2000.

4) Mr. Noble was appointed Vice President and Chief Financial Officer on March 1, 1999.

5) "Other Compensation" comprises of $44,347 and $15,262 representing the allocable portion of the value of restricted stock granted by Omega Healthcare to Mr. Flaherty for the fiscal years ending 1999 and 1998 and charged to the Company and $12,000 representing the reimbursement of moving expenses to Mr. Noble.

Options/SAR Grants in Last Fiscal Year

         The  following   table  sets  forth  certain   information   concerning
options/SARs granted during fiscal year 2000 to the named executives:


                                      Individual Grants
                                      -----------------                               Potential Realizable
                           Number of    % of Total                                      Value at Assumed
                          Securities    Options/SARs     Exercise                      Annual Rates of Stock
                          Underlying     Granted to       or Base                     Price Appreciation for         Grant
                          Options/SAR   Employees in      Price     Expiration           Option Term                 Date
                                                                                         -----------                 Present
Name                        Granted      Fiscal Year    ($/Share)     Date (1)      5% ($) (2)    10% ($) (2)        Value ($) (3)
--------------------------------------  ------------    ----------  ------------   ------------   -----------       -------------

Essel W. Bailey, Jr.        25,513                       4.8750      1/28/10        202,595       322,599              N/A
                            24,487                       4.8750      1/28/11        204,170       340,588
                            ------                                                  -------       -------
Total .................     50,000        14.73%                                    406,765       663,187
                            ======                                                  =======       =======

James P. Flaherty           25,513                       4.8750      1/28/10        202,595       322,599              N/A
                             9,487                       4.8750      1/28/11         79,102       131,954
                             -----                                                   ------       -------
Total .................     35,000        10.31%                                    281,697       454,553
                            ======                                                  =======       =======

Edward C. Noble             20,000                       4.8750      1/28/10        158,817       252,890              N/A
                            ------                                                  =======       =======
Total .................     20,000         5.89%
                            ======



1) Incentive stock options expire 10 years from date of grant, while non-qualified options expire 11 years after date of grant.

2) The assumed annual rates of appreciation of 5% and 10% would result in the price of the Company's stock increasing at the expiration date of the options, to $7.94 and $12.64, respectively for the January 28, 2000 incentive stock option grant, $8.33 and $13.91, respectively for the January 28, 2000 non-qualified stock options grant.

3) The Company does not elect to provide grant date present value as an alternative to disclosing potential realizable value.

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End
  Option/SAR Values

         The following table summarized options and SARs exercised during fiscal year 2000 and presents the value of unexcercised options and SARs held by the named executives at year-end.


                                                           Number of Securities       In-the-Money
                                                          Underlying Unexercised      Options/SARs
                              Shares                          Options/SARs at           at Fiscal
                             Acquired         Value          Fiscal Year-End (#)       Year-End ($)
                               on            Realized        Unexcercisable (U)      Unexcercisable (U)
       Name                Exercise (#)       ($)            Exercisable (E)         Exercisable (E)
------------------         -----------       ------        ---------------          ---------------

Essel W. Bailey (1) .....        0             0                134,467 (U)                0 (U)
                                                                 53,533 (E)                0 (E)

James P. Flaherty (2) ...        0             0                 45,000 (U)                0 (U)
                                                                  5,000 (E)                0 (E)

Edward C. Noble .........        0             0                 33,333 (U)                0 (U)
                                                                  6,667 (E)                0 (E)



1)       As of July 29, 2000 Mr. Bailey no longer serves as President and CEO.

2) Mr Flaherty was appointed President and Director on July 29, 2000, prior to then he served as Chief Operating Officer.


Employment Contracts, Termination of Employment and Change-In-Control
  Arrangements

         Under the Company stock option and restricted stock plans if a change in control (as defined in the plan) occurs, all unexpired options will become immediately exercisable and unvested restricted stock grants will vest immediately.
         The Company has an Employment and Change in Control Agreement with James P. Flaherty dated August 1, 2000 and continuing for a term of three years. Under the terms of the contract Mr. Flaherty is entitled to an annual salary of $330,000 and a guaranteed annual increase of 3%. The contract provides for supplemental cash compensation of $59,000 in lieu of company provided health and retirement benefits. The contract further provides that the Company will pay to Mr. Flaherty as a termination payment a lump sum amount equal to three times his total compensation (salary, cash bonus and value of restricted stock grants, whether or not vested) for the most recent year, if Mr. Flaherty's employment terminates or he is constructively terminated other than for cause within three years after a change in control. An additional payment will be required to compensate Mr. Flaherty for excise taxes imposed upon these payments.
         Under the terms of a Change in Control Agreement, Mr Noble will receive a lump sum payment equal to two times his total annual compensation (salary, cash bonus and value of restricted stock grants, whether or not vested) for the most recent year, if Mr. Noble's employment terminates or he is constructively terminated other than for cause within three years after a change in control.

Defined Benefit or Actuarial Plan

 For the Period from October 1, 1999 through September 30, 2000, the Company had no pension plans.

Item 12 -- Security Ownership of Certain Beneficial Owners and Management

                             PRINCIPAL SHAREHOLDERS

         At December 31, 2000, the Company was aware that the following parties beneficially owned more than 5% of the outstanding shares of Common Stock:


                                             Number of Shares
                                             of Common Stock       Percent of
          Beneficial Owner                  Beneficially Owned       Class
          ----------------                  ------------------       -----
Todd P. Robinson (1)                             1,226,457           9.94%
2307 Princess Ann Street
Greensboro, North Carolina  27408

Gotham International Advisors, L.L.C. (2)        1,215,900           9.85%
110 East 42nd Street, 18th Floor
New York, New York  10017

Omega Healthcare Investors, Inc.                 1,163,061           9.42%
900 Victors Way, Suite 350
Ann Arbor, Michigan  48108

Essel W. Bailey, Jr.                               945,580           7.66%
315 E. Eisenhower Parkway, Suite 212
Ann Arbor, Michigan  48108

The Baupost Group, L.L.C.  (3)                     654,000           5.30%
44 Brattle Street, 5th Floor
Cambridge, Massachusetts  02138


1)  Based on 13D/A filed October 20, 2000
2)  Based on 13D/A filed December 14, 1998
3)  Based on 13D filed December 31, 2000

The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of December 31, 2000 (i) by each of the Company's directors and executive officers and (ii) by all directors and executive officers as a group. Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable


                                                                 Number of Shares
                                                                  of Common Stock     Percent of
Beneficial Owner                                                Beneficially Owned       Class
------------------------------------------------------------------------------------------------

Essel W. Bailey, Jr ........................................       945,580  (1)         7.66%
James Eden .................................................         6,421             *
James P. Flaherty ..........................................        86,644  (2)         0.70%
Thomas F. Franke ...........................................       284,620  (3)         2.31%
Anil K. Gupta ..............................................        13,200  (4)         0.11%
Harold J. Kloosterman ......................................       117,907  (5)         0.96%
Bernard J. Korman ..........................................       355,813  (4)         2.88%
Edward Lowenthal ...........................................        38,559  (6)         0.31%
Edward C. Noble ............................................        38,500  (7)         0.31%
Robert L Parker ............................................        99,722  (8)         0.81%
                                                                    ------              ----
Directors and executive officers as a group (10 persons) ...     1,986,966             16.10%



* Less than 0.10%

The business address of all the above persons is 900 Victors Way, Suite 345, Ann Arbor, Michigan 48108.

1) Includes shares owned jointly by Mr. Bailey and his wife, 6,666 unvested restricted shares, 78,533 options exercisable within sixty days, 528,804 shares held solely in Mrs. Bailey's name and 5,613 shares held by the Montague Foundation of which he is a director. Mr. Bailey disclaims any beneficial interest in the shares held solely by Mrs. Bailey and those held by the Montague Foundation.

2) Includes 27,053 shares of unvested restricted stock and 21,667 options exercisable within sixty days.

3) Includes 284,620 shares owned by a family limited liability company (Franke Family LLC) of which Mr. Franke is a Member.

4)   Includes 200 options exercisable within sixty days.

5) Includes shares owned jointly by Mr. Kloosterman and his wife, and 55,044 shares owned directly by his wife.

6)   Mr. Lowenthal resigned as Director in November 2000.

7) Includes shares owned jointly by Mr. Noble and his wife, and unvested restricted shares totaling 14,333, and 20,000 options exercisable within sixty days.

8) Includes 1,123 shares owned by a private pension plan for Mr Parker's benefit and 61,134 shares owned by a trust of which Mr. Parker is sole trustee.

Item 13 -- Certain Relationships and Related Transactions

         Pursuant to the provision of a Services Agreement between Omega Healthcare and the Company that expired June 30, 2000, indirect costs incurred by Omega Healthcare, including compensation of shared executive officers and related support personnel, and costs incurred by Omega Healthcare for rent, insurance, telephone, utilities, supplies, maintenance and travel, were allocated to the Company based upon the relationship of assets under the Company's management to the combined total of those assets and Omega Healthcare's assets. Allocated expenses for the years ended September 30, 2000 and 1999 and for the six-month period ended September 30, 1998 were approximately $544,000 $768,000 and $303,000, respectively. Such allocations are based on estimates and formulas that management believes to be reasonable. The Service Agreement has expired. As of July 1, 2000, the Company and Omega Healthcare have negotiated a new arrangement for a quarterly fee of $37,500 which excludes certain previously provided services, most significantly, those of shared executives.

         The Company has invested approximately $8.1 million in shares and undistributed earnings of Principal Healthcare Finance Limited ("Principal") as of September 30, 2000. As of that date, Principal owned and leased 241 nursing homes or residential care facilities located in the British Isles. Directors Essel W. Bailey, Jr., Thomas F. Franke, Harold J. Kloosterman, Bernard J. Korman and Robert L. Parker, have invested in the aggregate, directly or indirectly, approximately $2.2 million in Principal. Pursuant to an Amended and Restated Advisory Agreement (the "Advisory Agreement"), the Company has agreed to provide certain investment management and advisory services to Principal in exchange for a fee.

         Temporary unsecured advances to Principal Healthcare Finance Limited ("Principal-UK") in the amount of $10,793,000, and $18,368,000 are outstanding at September 30, 2000 and 1999, respectively. Interest at 9.25% is paid on a monthly basis. Included in interest income for the years ended September 30, 2000, and 1999 and the six-month period ended September 30, 1998 is $1,484,000, $1,719,000 and $292,000, respectively, related to advances to Principal-UK.

         The Company has a subordinated loan receivable from Principal-UK in the amount of $23,805,000. Interest on the subordinated loan to Principal-UK for the years ended September 30, 2000 and 1999, and the six-month period ended September 30, 1998 is $3,144,000, $3,042,000 and $1,492,000, respectively. The loan was originally scheduled to mature on December 31, 2000, but has been extended to June 30, 2001. Fees from services provided to Principal-UK for the years ended September 30, 2000 and 1999, and the six-month period ended September 30, 1998 are $5,040,000, $4,918,000, and $1,920,000, respectively.

         Fees from services provided to Principal-Australia for the year ended September 30, 2000 and the period April 1, 1999 through September 30, 1999 are $1,013,000 and $405,000, respectively.

         Rent expense, included in direct cost of patient services, related to Idun's leases with Principal-UK is approximately $1,315,000, for the year ended September 30, 2000.

         Interest expense relating to a bridge loan from Omega Healthcare totaled $226,000 for the year ended September 30, 1999. This loan was repaid in December 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      OMEGA WORLDWIDE, INC.


                               By:      /s/  EDWARD C. NOBLE
                                       ----------------------

                               Its:   Vice President and Chief Financial Officer

                               Date:    January 26, 2001