Form 10-Q
period 2000-12-31
OMEGA WORLDWIDE INC
filed 2001-02-14
CIK 1051964

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

             ------------------------------------------------------
             ------------------------------------------------------

                                    FORM 10-Q

(Mark One)
     x          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2000

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




                 900Victors  Way,  Suite 345,  Ann Arbor,  MI 48108
                    (Address of principal executive offices)


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

   Yes        X        No
           ---------         ---------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of December 31, 2000

 Common Stock, $.10 par value                               12,340,533
           (Class)                                      (Number of shares)

                             OMEGA WORLDWIDE, INC.

                                   FORM 10-Q

                               December 31, 2000

                                     INDEX

                                                                                               Page No.
                                                                                               --------
PART I       Financial Information

Item 1.      Financial Statements:

             Condensed Consolidated Balance Sheets
               December 31, 2000 (unaudited) and September 30, 2000 ...........................    2

             Condensed Consolidated Statements of Operations (unaudited) -
               Three-month periods ended December 31, 2000 and 1999 ...........................    3

             Condensed Consolidated Statements of Cash Flows (unaudited) -
               Three-month periods ended December 31, 2000 and 1999 ...........................    4

             Notes to Condensed Consolidated Financial Statements
               December 31, 2000 (unaudited) ..................................................    5

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of
               Operations .....................................................................    10

Item 3.      Quantitative and Qualitative Disclosure About Market Risk ........................    12

PART II      Other Information


Item 5.      Other Information ................................................................    13

Item 6.      Exhibits and Reports on Form 8-K .................................................    13

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial statements

                             OMEGA WORLDWIDE, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands, except par values)


                                                                                                 December 31,          September 30,
                                                                                                     2000                 2000
                                                                                                     ----                 ----
                                                                                                 (Unaudited)            (Audited)
                                         ASSETS
Current Assets:
  Cash and short-term investments ................................................................ $  2,544            $  3,415
  Restricted cash ................................................................................    2,838               2,786
  Patient receivables ............................................................................    7,686               7,763
  Other current assets ...........................................................................    3,293               3,026
                                                                                                      -----               -----
     Total Current Assets ........................................................................   16,361              16,990

Plant, property and equipment, net of accumulated
  depreciation of $1,833 and $1,416, respectively ................................................   14,147              14,560
Investments in and advances to Principal Healthcare Finance Limited ..............................   41,099              42,735
Investments in Principal Healthcare Finance Trust ................................................    7,089               6,930
Prepaid rent .....................................................................................    2,916               4,031
Rent deposits ....................................................................................    3,407               3,657
Other assets .....................................................................................    3,274               3,597
                                                                                                      -----               -----
                                                                                                     71,932              75,510
                                                                                                     ------              ------
Total Assets ..................................................................................... $ 88,293            $ 92,500
                                                                                                   ========            ========

                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Short-term debt ............................................................................... $  5,351            $  7,755
  Accounts payable and accrued expenses ..........................................................   13,742              15,190
  Accrued income taxes ...........................................................................      348                  80
  Deferred income ................................................................................       43               1,072
                                                                                                     ------               -----
    Total Current Liabilities ....................................................................   19,484              24,097
Long-term debt ...................................................................................    2,038               2,323
Other long-term liabilities ......................................................................      266                 322
                                                                                                     ------              ------
Total Liabilities ................................................................................   21,788              26,742
                                                                                                     ------              ------

Shareholders' Equity:
   Preferred Stock $1.00 par value:
       Authorized - 10,000 shares
       Outstanding 260 Class B shares at liquidation value .......................................    2,600               2,600
   Common stock $.10 par value
       Authorized - 50,000 shares
       Outstanding - 12,341 shares at December 31, and September 30, 2000 ........................    1,234               1,234
   Additional paid-in capital ....................................................................   53,157              53,157
   Retained earnings .............................................................................    9,827               8,864
   Accumulated other comprehensive loss ..........................................................     (313)                (97)
                                                                                                     ------               -----
     Total Shareholders' Equity ..................................................................   66,505              65,758
                                                                                                     ------              ------
Total Liabilities and Shareholders' Equity ....................................................... $ 88,293            $ 92,500
                                                                                                   ========            ========



           See notes to condensed consolidated financial statements.

                             OMEGA WORLDWIDE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)




                                                                                                Three Months Ended
                                                                                                    December 31,
                                                                                                    ------------
                                                                                             2000                   1999
                                                                                             ----                   ----
Revenues:
   Patient services revenue .............................................................. $34,788                $24,594
   Fee income - Principal Healthcare Finance Limited .....................................   1,090                  1,317
   Fee income - Principal Healthcare Finance Trust .......................................     285                    242
   Interest Income:
     Principal Healthcare Finance Limited ................................................     967                  1,201
     Short-term investments ..............................................................     160                     51
   Other income ..........................................................................       -                     19
                                                                                            ------                 ------
                                                                                            37,290                 27,424
Expenses:
  Direct cost of patient services ........................................................  35,173                 25,448
  Direct costs of asset management .......................................................     680                    605
  Interest expense .......................................................................     231                    333
  General,administrative and other expenses ..............................................     495                    478
                                                                                             -----                  -----
                                                                                            36,579                 26,864
                                                                                            ------                 ------
Earnings before equity earnings and income taxes .........................................     711                    560
Equity in earnings of Principal Healthcare Finance Limited ...............................     400                    336
Equity in earnings of Principal Healthcare Finance Trust .................................     104                    176
Equity in earnings of Essex Healthcare Corporation .......................................      26                     75
                                                                                             -----                  -----
Earnings before income taxes .............................................................   1,241                  1,147
Income tax provision .....................................................................    (278)                  (250)
                                                                                             -----                  -----
Net earnings .............................................................................     963                    897
Net earnings allocated to preferred stock dividends ......................................     (52)                   (52)
                                                                                             -----                  -----
Net earnings available to common shareholders ............................................ $   911                $   845
                                                                                           =======                =======

Earnings per common share, basic ......................................................... $  0.07                $  0.07
                                                                                           =======                =======
Earnings per common share, diluted ....................................................... $  0.07                $  0.07
                                                                                           =======                =======
Average shares outstanding, basic ........................................................  12,341                 12,269
                                                                                            ======                 ======
Average shares outstanding, diluted ......................................................  12,341                 12,270
                                                                                            ======                 ======
Total comprehensive income, net of income taxes .......................................... $   747                $   705
                                                                                           =======                =======



           See notes to condensed consolidated financial statements.

                             OMEGA WORLDWIDE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)




                                                                                                  Three Months Ended
                                                                                                     December 31,
                                                                                                     ------------
                                                                                                2000                1999
                                                                                                ----                ----
Operating activities:
   Net earnings ............................................................................ $   963               $ 897
   Adjustments to reconcile net earnings to net cash used in operating activities:
     Equity in earnings of Principal Healthcare Finance Limited ............................    (400)               (336)
     Equity in earnings of Principal Healthcare Finance Trust ..............................    (104)               (176)
     Equity in earnings of Essex Healthcare Corporation ....................................     (26)                (75)
     Straight-line rent adjustment .........................................................     849                 681
     Depreciation and amortization .........................................................     349                 534
     Payments of Federal and foreign taxes .................................................     (75)               (633)
     Net change in operating assets and liabilities ........................................  (1,616)            (14,262)
                                                                                              ------             -------
Net cash used in operating activities ......................................................     (60)            (13,370)

Cash flows from financing activities:
   Proceeds from (repayments of ) revolving credit facility with bank ......................  (2,000)             11,825
   Repayment of revolving warehouse facility drawn by subsidiary ...........................    (254)             (1,605)
   Repayment of long-term borrowings by subsidiary .........................................    (203)               (394)
   Other ...................................................................................       -                 (35)
                                                                                               -----               -----
Net cash (used in) provided by financing activities ........................................  (2,457)              9,791

Cash flows from investing activities:
   Acquisition of plant, property and equipment by subsidiaries ............................    (699)                  -
   Increase in restricted cash .............................................................     (52)                  -
   Repayments from (temporary advances to) Principal Healthcare Finance Limited ............   2,036              (1,488)
   Proceeds from sale of Essex Healthcare investment .......................................     325                   -
   Proceeds from repayment of note receivable ..............................................      50                   -
   Dividends from affiliates ...............................................................       -                 174
   Cash received in acquisition of operating companies by Idun Health Care Limited
     net of cash consideration paid ........................................................       -                 727
   Other ...................................................................................     (14)                 10
                                                                                               -----                ----
Net cash provided by (used in) investing activities ........................................   1,646                (577)
                                                                                               -----                ----
Decrease in cash and short-term investments ................................................ $  (871)           $ (4,156)
                                                                                             =======            ========



           See notes to condensed consolidated financial statements.

                              OMEGA WORLDWIDE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                    Unaudited

                                December 31, 2000

Note A - Significant Accounting Policies

BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements for the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 2000, are not necessarily indicative of the results that may be expected for the year ending September 30, 2001. For further information, refer to the financial statements and footnotes thereto in the Company's annual report, Form 10-K for the year ended September 30, 2000.

      The balance sheet at September 30, 2000, has been derived from audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States.

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

RESTRICTED CASH

     The Company has pledged $670,000 of cash with a bank as collateral guaranteeing the Company's performance under short-term purchase and sale of foreign currency hedge positions. The cash is restricted for periods no greater than 30 days and is classified as restricted on the balance sheet. This is in addition to restricted cash of $1,799,000 supporting Idun's debt (See Note G) and $389,000 of other restricted cash.

TRANSLATION

      Translation of currencies for foreign subsidiary financial information is computed pursuant to the provisions of Financial Accounting Standards Board Statement No. 52, which provides that balance sheet amounts are translated at the period-end exchange rate and income statement amounts are translated at the average-period exchange rate. There are no material amounts of exchange gains or losses included in the results of operations for the three-month periods ending December 31, 2000 and 1999, respectively.

     Accumulated other comprehensive income (loss) consists of the net exchange gains and losses resulting from the translation of foreign financial statements and charged directly to the balance sheet as a component of shareholder's equity.

ACCOUNTING FOR CERTAIN DERIVATIVES INSTRUMENTS AND
 CERTAIN HEDGING ACTIVITIES

      In the first  quarter of fiscal year 2001,  the Company  adopted  SFAS No.
133, "Accounting for Derivatives Instruments and Hedging Activities." The adoption of SFAS No. 133 did not have a significant effect on the Company's consolidated results of operations or financial position.

Note B - Principal  Healthcare  Finance  Limited  (Principal-UK)

     The following summarizes selected financial information of Principal-UK in accordance with accounting principles generally accepted in the United States (in thousands):


Selected Operating Results for the period:                  2000         1999
                                                            ----         ----
Revenues:
     Rent income ....................................... $ 13,860     $ 14,836
     Patient service revenue ...........................    2,170            -
     Interest income ...................................       32          118
     Other income ......................................    1,036        1,341
                                                            -----        -----
        Total revenues .................................   17,098       16,295
Expenses:
     Interest expense ..................................   (9,185)     (10,211)
     Depreciation and amortization .....................   (2,507)      (2,722)
     Direct cost of patient services ...................   (2,140)           -
     General and administrative ........................   (1,415)      (1,558)
                                                           ------       ------
        Total expenses .................................  (15,247)     (14,491)
                                                          -------      -------
Income from operations before income taxes .............    1,851        1,804
Provision for income taxes .............................     (592)        (737)
                                                            -----        -----
Net income from operations ............................. $  1,259     $  1,067
                                                         ========     ========

Average exchange rate ($ per(pound)) ...................   1.4496       1.6124

Selected Balance Sheet Information as of:          November 30, 2000  August 31, 2000
                                                   -----------------  ---------------
Investments in real estate subject to
  triple-net lease, net of depreciation ............... $ 371,542      $382,270
Total assets ..........................................   531,922       539,339
Non-recourse debt borrowing ...........................   433,534       445,887
Total liabilities .....................................   511,146       519,292
Total stockholders' equity ............................    20,776        20,047

Exchange rate ($ per(pound)) ..........................    1.4230       1.4600


     The functional currency of Principal-UK is the British pound sterling. In accordance with FASB 52, the balance sheet amounts are translated at the period end exchange rate and the income statement amounts are translated at the average exchange rate for the period.

     The effective tax rates are 32% and 41% for the three-month periods ending November 30, 2000 and 1999, respectively. These rates differ from the UK tax rate primarily because the provision for depreciation and amortization is not deductible for tax purposes in the United Kingdom. The Company's proportionate share of Principal-UK's earnings for the three-month periods ended November 30, 2000 and 1999 are approximately $420,000 and $356,000 respectively. Additionally, the Company has recorded a charge against earnings of approximately $20,000 for the three-month periods ended November 30, 2000 and 1999, respectively, representing amortization over a ten-year period of the excess of the Company's investment in Principal-UK over its proportionate share of Principal-UK's underlying equity.

Note C - Principal Healthcare Finance Trust(Principal-Australia)

     The following summarizes selected unaudited financial information of Principal-Australia in accordance with generally accepted accounting principles in the United States (in thousands):


                                                                         Three-Month Period Ended
Selected Operating Results for the period ended:                November 30, 2000     November 30, 2000
                                                                -----------------     -----------------
Revenues:
   Rent income ...................................................... $ 2,929              $ 2,914
   Interest income ..................................................     139                  155
   Other income .....................................................       9                   11
                                                                        -----                -----
       Total revenues ...............................................   3,077                3,080
Expenses:
   Interest expense .................................................  (2,000)              (1,947)
   Depreciation and amortization ....................................    (472)                (490)
   Amortization of  debt issue and organizational costs .............     (44)                 (79)
   General and administrative .......................................    (292)                (190)
                                                                        -----                -----
       Total expenses ...............................................  (2,808)              (2,706)
                                                                       ------               ------
Income from operations .............................................. $   269              $   374
                                                                      =======              =======
Average Exchange Rate ($ per A$) ....................................  0.5418               0.6415



Selected Balance Sheet Information as of:                       November 30, 2000     August 31, 2000
                                                                -----------------     ---------------
Investments in real estate subject to
   triple-net lease, net of depreciation ........................... $ 86,680             $ 88,298
Total assets .......................................................  108,584              116,255
Non-recourse debt borrowings .......................................   85,317               94,546
Total liabilities ..................................................   95,612              102,261
Total unit holders' equity .........................................   12,972               13,994
Exchange Rate ($ per A$) ...........................................   0.5212               0.5766


     The functional currency of Principal-Australia is the Australian dollar. In accordance with FASB 52, the balance sheet amounts are translated at the period end exchange rate and the income statement amounts are translated at the average exchange rate for the period.

Note D - Acquisition of Idun Health Care Limited ("Idun")

         On October 31, 1999 the Company, through its wholly owned subsidiary, Idun Health Care Limited, acquired the operating subsidiaries of Tamaris, plc, a nursing home operating company in the United Kingdom. The 48 subsidiaries acquired operate 119 nursing homes located throughout England, Scotland and Northern Ireland. The fair market value of the net assets at the date of acquisition was $7.2 million. Fixed assets included in the $7.2 million amount have been written down by $3.5 million to report net assets equal to the purchase price.

         Pro forma information for the Company, as if the Idun purchase had been made as of October 1, 1999, is as follows:

                                                                Three-Month
Pro forma operating results for the period ended:              Period Ended
(in thousands, except per share data)                       December 31, 1999
                                                           ------------------

Revenues ...................................................... $ 39,765
Net earnings available to common shareholders .................      607
Earnings per common share, basic ..............................     0.05
Earnings per common share, diluted ............................     0.05
Average exchange rate ($ per(pound)) ..........................   1.6095

     Idun's results are included in the Company's consolidated results for the entire three-month period ended December 31, 2000.

     The functional currency of Idun is the British pound sterling. In accordance with FASB 52, the balance sheet amounts are translated at the period end exchange rate and the income statement amounts are translated at the average exchange rate for the period.

Note E - Essex Healthcare Corporation

     The Company until December 1, 2000 held approximately 47% of the outstanding common shares of Essex Healthcare Corporation ("Essex"), an
Atlanta-based private operator of skilled nursing facilities. Essex's primary activities are in Ohio, where it operates 68 long-term care and assisted living facilities (approximately 4,200 beds). It also manages 55 facilities (approximately 2,800 beds) in Indiana, Wisconsin, Michigan and Texas. The Company accounted for this investment using the equity method.

     The Company's proportionate share of Essex's income for the three-month periods ending November 30, 2000 and 1999 is approximately $26,000 and $75,000, respectively.

     In December 2000, the Company sold its interest in Essex for $325,000, which approximated book value.

Note F - Earnings Per Share

     Earnings per share are computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share amounts reflect the dilutive effect of stock options (333 shares for the three-month period ending December 31, 1999, none for the three-month period ended December 31, 2000). The assumed conversion of shares of preferred stock is antidilutive.

Note G - Credit Facilities

         The Company's outstanding indebtedness consists of the following (in thousands):

                                  December 31, 2000   September 30, 2000
                                  -----------------   ------------------
(1) Credit agreement ................ $ 2,850             $ 4,850
(2) Loan due on demand ..............   1,779               1,879
(3) Loan due February 2003 ..........   1,128               1,358
(4) Loan due February 2017 ..........   1,632               1,555
(5) Loan due April 2018 .............       -                 436
                                        -----               -----
                                        7,389              10,078
Less current maturities .............  (5,351)             (7,755)
                                       ------              ------
Long-term debt ...................... $ 2,038             $ 2,323
                                      -------             -------


1) The Company's bank credit agreement as amended calls for scheduled payments to be made until fully repaid in June 2001. Borrowings under the agreement bear interest at LIBOR plus 3.25% (9.69% and 9.91% interest at December 31 and September 30, 2000, respectively). OHI provided a guarantee to the banks in consideration of a fee of 1%, plus an annual 25 basis point facility fee. No further borrowings may be made under this agreement.

2) Idun has a loan with a bank that is secured by the business and assets of a nursing home subsidiary and carries an interest rate of 2.5% above the bank's base lending rate (8.50% interest at December 31 and September 30, 2000, respectively).

3) Idun has a loan with a bank that is secured by the business and assets of a nursing home company and carries a floating interest rate of LIBOR plus 2% (8.01% and 8.34% interest at December 31 and September 30, 2000, respectively). The loan is being amortized over its life and requires quarterly payments of approximately $156,000.

4) Idun has a loan with a bank that is secured by the business and assets of a nursing home company and carries a floating interest rate of LIBOR plus 2% (8.01% and 8.34% interest at December 31 and September 30, 2000, respectively). The loan is being amortized over its life and requires quarterly payments of approximately $24,000.

5) Idun's unsecured bank loan has been repaid in full. The interest rate on this loan is at a bank's base rate less .5%(5.50% interest at September 30, 2000).

The Company guarantees none of the loans of Idun. Cash of $1,779,000 included in Restricted Cash will be used for partial payment of a yet undetermined combination of items 2, 3 and 4 above.


Note H - Related Party Transactions

     Pursuant to the provisions of a services agreement between OHI and the Company, indirect costs incurred by OHI, including compensation of shared executive officers and related support personnel, and costs incurred by OHI for rent, insurance, telephone, utilities, supplies, maintenance and travel, are allocated to the Company based upon the relationship of assets under the Company's management to the combined total of those assets and OHI's assets. Assets and costs in the formula are on a one-quarter lag basis. Such allocations were based on estimates and formulas that management believed to be reasonable. The service agreement expired June 30, 2000. The Company and OHI have negotiated a new arrangement, which excludes certain previously provided services, most significantly, those of shared executives. Allocated expenses for the three-month periods ending December 31, 2000 and 1999 were approximately $34,000 and $174,000, respectively.


     OHI holds preferred shares in the Company of $2.6 million at December 31, 2000. The preferred shares are entitled to cumulative undeclared dividends of $572,000 prior to any distribution to common shareholders.

     Temporary unsecured advances to Principal-UK in the amounts of $8,757,000 and $10,793,000 are outstanding at December 31 and September 30, 2000, respectively. Interest on the temporary advances is 9.25%, paid monthly. Interest arising from temporary advances to Principal-UK is included in interest income for the three-month periods ended December 31, 2000 and 1999 and amounted to $250,000 and $417,000, respectively.

     A subordinated loan to Principal-UK in the amount of $23,805,000 is outstanding at December 31 and September 30, 2000, respectively. Interest on the subordinated loan is 12.93% at December 31 and September 30, 2000, paid semi-annually. The loan matures on June 30, 2001. Interest arising from the subordinated loan to Principal-UK included in interest income for the three-month periods ended December 31, 2000 and 1999 is $717,000 and $784,000, respectively.

     Fees from services provided to Principal-UK for the three-month periods ended December 31, 2000 and 1999 are $1,090,000 and $1,317,000, respectively.

      Fees from services provided to Principal-Australia for the three-month periods ended December 31,2000 and 1999 are $285,000 and $242,000, respectively.

     Rent expense, included in direct cost of patient services, related to Idun's leases with Principal-UK for the three-month periods ended December 31, 2000 and 1999 is approximately $3,440,000 and $2,457,000, respectively.

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

     Following is a discussion and analysis of the Company's consolidated results of operations, financial condition and liquidity and capital resources. The discussion should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying footnotes.

Results of Operations

     The Company generates income from four primary sources: (1) fee income from providing investment advisory and management services; (2) interest income from providing financing to companies in the healthcare and healthcare financing industries; (3) operating nursing homes in the United Kingdom through its wholly-owned subsidiary, Idun Health Care Ltd. ("Idun"); and (4) equity in earnings of companies in the healthcare and healthcare financing industries. The Company's results for the three months ended December 31, 1999 include only two months of Idun's operations since its acquisition on November 1, 1999.

Revenues

     Patient services revenue from the Idun operations was $34,788,000 for the quarter ending December 31, 2000 compared with $24,594,000 for the quarter ending December 31, 1999, which includes Idun's operations for only two months. The average occupancy rates for the quarters were 89.8% and 88.0%, respectively. Increased marketing focus throughout Idun but specifically in the England homes that have lower occupancy than those in Scotland and Northern Ireland has improved occupancy rates. The Company acquired Idun with the intention of bringing occupancy up to levels required for profitability and is directing significant resources to this end.

     Fee income from Principal Finance Healthcare Limited (Principal-UK) for the quarter ending December 31, 2000 was $1,090,000 compared with $1,317,000 for the same period in 1999. The decrease primarily relates to the decrease in the exchange rate of the British pound sterling and adjustments to assets under management that are defined by UK GAAP. At December 31, 2000 assets under management totaled (pound)312 million compared with (pound)309 million at December 31, 1999. Fee income from Principal Healthcare Finance Trust ("Principal-Australia") increased to $285,000 for the quarter ending December 31, 2000 from $242,000 for the quarter ending December 31, 1999 due to the growth of assets under management to A$200 million at December 31, 2000 from A$182 million at December 31, 1999.

     Interest income from Principal-UK for the quarter ending December 31, 2000 was $967,000 compared with $1,201,000 for the same period in 1999. The decrease was primarily caused by the reduction of temporary advances from $19,856,000 at December 31, 1999 to $8,757,000 at December 31, 2000. The interest rate on temporary advances remains fixed at 9.25%; however, a decrease in the foreign exchange rate also contributed to the decline in interest income. These decreases in interest income were offset by an increase in the subordinated debt interest rate of 12.93% at December 31, 2000 compared to 12.55% at December 31, 1999.

Expenses

     Direct cost of patient services was $35,173,000 for the quarter ending December 31, 2000 compared with $25,448,000 for the quarter ending December 31, 1999, which represented only two months of Idun's operations. Direct cost of patient services is incurred in running the Idun subsidiary's nursing homes in the United Kingdom. They exceed patient service revenues due to staff cost pressures. Minimum wage increases and increased costs of temporary services and overtime have pushed costs up faster than government-determined fees. In addition, the long-term nature of the Company's operating leases with scheduled rent increases results in significant ($283,000 per month) non-cash rent expense. The Idun nursing homes were unprofitable under previous management. The Company has made progress during the last three months as direct cost of patient services as a percentage of patient service revenues declined to 101% for the three-month period ending December 31, 2000 compared with 103% for the same period in 1999.

     Direct costs of asset management increased 12% and general, administrative and other expenses increased 4% during the three-month period ending December 31, 2000 compared with that of the same period in 1999.

     Interest expense for the three-month period ending December 31, 2000 was $231,000 compared with $333,000 for the same period in 1999. This decrease is primarily the result of the scheduled principal payments on the bank credit agreement.

Other

     Equity in earnings of Principal-UK increased to $400,000 in the current year quarter from $336,000 in the prior year quarter. The Company's ownership percentage in Principal-UK has remained constant at 33.375%. The increase in income is due to improved performance of Principal-UK as its leased assets and their rents have increased. Equity in earnings of Principal-Australia was affected by the A$182 million financing completed in September 1999. Not all of the proceeds have yet been reinvested in rental properties. Although we are pursuing numerous prospects, the return on temporary investment is not adequate to cover the interest expense.

     Until December 1, 2000, the Company held approximately 47% of the common shares of Essex Healthcare Corporation ("Essex") an Atlanta-based private operator of skilled nursing facilities. The Company's proportionate share of Essex's income was $26,000 in the current quarter compared with $75,000 in the prior year quarter. In December 2000, the Company sold its interest in Essex for $325,000, which approximated book value.

     The Company's effective tax rate on a year-to-date basis varies from the federal statutory rate of 34% due to the benefit of available foreign tax credits on equity in earnings of Principal Healthcare Finance Limited which is reported after UK tax expense.


Liquidity and Capital Resources

     The Company has outstanding, at quarter end, $2,850,000 of corporate debt under its line of credit agreement with Fleet Bank, N.A. and Harris Trust and Savings Bank. The agreement calls for scheduled payments to be made until fully repaid by June 30, 2001. After investing an additional $750,000 in Idun in the month of January 2001, Idun is budgeted to generate sufficient cash to fund its operations for the remainder of the year. The Company's cash on hand, cash flow from fees and interest income as well as Principal-UK's January repayment on temporary advances and anticipated June repayment on temporary advances are adequate to fund Idun's capital requirements and the repayment of debt under the credit agreement. The continued cash flow from Principal-UK is subject to several risks, most notably the ability of Principal-UK tenants to continue to meet rent requirements despite the impact of current wage pressures on their operators; however, all Principal-UK debt has been extended to be concurrent with the final due date of the Fleet line. As previously announced, the Company continues to pursue strategic alternatives to maximize shareholder value and is exploring the sale of certain or all of its underlying assets

Impact of Recently Issued Accounting Standards

     In the first quarter of fiscal year 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The adoption of SFAS No. 133 did not have a significant effect on the Company's consolidated results of operations or financial position.


Item 3.  Quantitative and Qualitative Disclosure About Market Risk

     The Company is exposed to various market risks. Market risk is the potential loss arising from adverse changes in market interest rates and prices, such as short-term borrowing and foreign currency exchange rates. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. The Company enters into forward foreign currency contracts principally to hedge currency fluctuations in its investments denominated in foreign currencies, thereby limiting the Company's risk that would otherwise result from changes in exchange rates. At December 31, 2000, the Company had outstanding a British pound sterling forward currency swap to exchange (pound)20,000,000 for $31,740,000 to mature on October 15, 2007, and an
Australian dollar forward currency swap to exchange A$11.0 million Australian dollars for $6,749,000 to mature on July 3, 2003. From time to time, the Company may also obtain hedges for its foreign currency exposure relative to temporary loans to Principal-UK and Idun. Because of the Company's foreign exchange contracts, its sensitivity to foreign exchange currency exposure is considered low.

PART II -   OTHER INFORMATION


Item 5.  Other Information


         Edward  Lowenthal  resigned  as  Director  effective  December 1, 2000.

         Edward C. Noble resigned as Chief Financial Officer effective February 1, 2001.


Item 6.  Exhibits and Reports on Form 8-K:

         (a) Exhibits - the following exhibits are filed herewith:

            Exhibit      Description
            -------      -----------

               3.2 Amended and Restated Bylaws of Omega Worldwide, Inc., filed herewith

               27       Financial Data Schedule


         (b) Reports on Form 8-K - None were filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                              OMEGA WORLDWIDE, INC.
                                   Registrant

                                              By   /s/  JAMES P. FLAHERTY
                                              ---------------------------
                                                        James P. Flaherty
February 14, 2001                                       President