Form 10-Q
period 2001-03-31
OMEGA WORLDWIDE INC
filed 2001-05-10
CIK 1051964

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)
       [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001
       [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes X  No __

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 31, 2001

                          COMMON STOCK, $.10 PAR VALUE
                                    (Class)
                                   12,340,533
                               (Number of shares)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             OMEGA WORLDWIDE, INC.

                                   FORM 10-Q

                                 MARCH 31, 2001

                                     INDEX

                                                                              PAGE NO.
                                                                              --------
PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements:

           Condensed Consolidated Balance Sheets   March 31, 2001
           (unaudited) and September 30, 2000..........................          2

           Condensed Consolidated Statements of Operations (unaudited)
           --   Three-month and Six-month periods ended March 31, 2001
           and 2000....................................................          3

           Condensed Consolidated Statements of Cash Flows (unaudited)
           --   Six-month periods ended March 31, 2001 and 2000........          4

           Notes to Condensed Consolidated Financial Statements   March
           31, 2001 (unaudited)........................................          5

Item 2.    Management's Discussion and Analysis of Financial Condition
           and   Results of Operations.................................          11

Item 3.    Quantitative and Qualitative Disclosure About Market Risk...          14

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings...........................................          15

Item 2.    Change in Securities and Use of Proceeds....................          15

Item 3.    Defaults upon Senior Securities.............................          15

Item 4.    Submission of Matters to a Vote of Security Holders.........          15

Item 5.    Other Information...........................................          15

Item 6.    Exhibits and Reports on Form 8-K............................          15

                        PART 1 -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             OMEGA WORLDWIDE, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT PAR VALUES)

                                                                 MARCH 31,     SEPTEMBER 30,
                                                                   2001            2000
                                                                 ---------     -------------
                                                                (UNAUDITED)      (AUDITED)
                           ASSETS
Current Assets:
  Cash and short-term investments...........................      $ 3,083         $ 3,415
  Restricted cash...........................................        2,198           2,786
  Patient receivables.......................................        8,507           7,763
  Other current assets......................................        3,510           3,026
                                                                  -------         -------
          Total Current Assets..............................       17,298          16,990
Plant, property and equipment, net of accumulated
  depreciation of $2,014 and $1,416, respectively...........       14,645          14,560
Investments in and advances to Principal Healthcare Finance
  Limited...................................................       40,610          42,735
Investments in Principal Healthcare Finance Trust...........        6,968           6,930
Prepaid rent................................................        2,044           4,031
Rent deposits...............................................        3,554           3,657
Other assets................................................        3,352           3,597
                                                                  -------         -------
                                                                   71,173          75,510
                                                                  -------         -------
          Total Assets......................................      $88,471         $92,500
                                                                  =======         =======
            LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Short-term debt...........................................      $ 3,888         $ 7,755
  Accounts payable and accrued expenses.....................       14,529          15,190
  Accrued income taxes......................................           --              80
Deferred income.............................................        1,018           1,072
                                                                  -------         -------
          Total Current Liabilities.........................       19,435          24,097
Long-term debt..............................................        1,888           2,323
Other long-term liabilities.................................           78             322
                                                                  -------         -------
          Total Liabilities.................................       21,401          26,742
                                                                  -------         -------
Shareholders' Equity:
  Preferred stock $1.00 par value:
     Authorized 10,000 shares; issued 260 Class B shares at
      liquidation value.....................................           --           2,600
     Authorized 260 shares; issued 260 Class C shares at
      liquidation value.....................................        2,600              --
  Common stock $.10 par value
     Authorized -- 50,000 shares
     Outstanding -- 12,341 shares...........................        1,234           1,234
  Additional paid-in capital................................       53,157          53,157
  Retained earnings.........................................       10,295           8,864
  Accumulated other comprehensive loss......................         (216)            (97)
                                                                  -------         -------
          Total Shareholders' Equity........................       67,070          65,758
                                                                  -------         -------
          Total Liabilities and Shareholders' Equity........      $88,471         $92,500
                                                                  =======         =======

           See notes to condensed consolidated financial statements.

                             OMEGA WORLDWIDE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   UNAUDITED

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               THREE MONTHS           SIX MONTHS
                                                                  ENDED                 ENDED
                                                                MARCH 31,             MARCH 31,
                                                            ------------------    ------------------
                                                             2001       2000       2001       2000
                                                             ----       ----       ----       ----
Revenues:
  Patient services revenue..............................    $34,527    $37,172    $69,315    $61,766
  Fee income -- Principal Healthcare Finance Limited....      1,053      1,358      2,143      2,675
  Fee income -- Principal Healthcare Finance Trust......        305        255        590        497
  Interest Income:
     Principal Healthcare Finance Limited...............        878      1,209      1,845      2,410
     Short-term investments.............................        149         59        309        110
  Other income..........................................         --         --         --         19
                                                            -------    -------    -------    -------
                                                             36,912     40,053     74,202     67,477
Expenses:
  Direct cost of patient services.......................     35,669     39,238     70,842     64,686
  Direct costs of asset management......................        683        658      1,363      1,263
  Interest expense......................................        125        275        356        608
  General,administrative and other expenses.............        572        618      1,067      1,096
  Non-recurring expenses................................        131         --        131         --
                                                            -------    -------    -------    -------
                                                             37,180     40,789     73,759     67,653
                                                            -------    -------    -------    -------
Earnings (loss) before equity earnings and income
  taxes.................................................       (268)      (736)       443       (176)
Equity in earnings of Principal Healthcare Finance
  Limited...............................................        604        277      1,004        613
Equity in earnings of Principal Healthcare Finance
  Trust.................................................         62          9        166        185
Equity in earnings (loss) of Essex Healthcare
  Corporation...........................................         --       (112)        26        (37)
                                                            -------    -------    -------    -------
Earnings (loss) before income taxes.....................        398       (562)     1,639        585
Income tax (provision) benefit..........................         70        247       (208)        (3)
                                                            -------    -------    -------    -------
Net earnings (loss).....................................        468       (315)     1,431        582
Net earnings allocated to preferred stock dividends.....        (52)       (52)      (104)      (104)
                                                            -------    -------    -------    -------
Net earnings (loss) available to common shareholders....    $   416    $  (367)   $ 1,327    $   478
                                                            =======    =======    =======    =======
Earnings (loss) per common share, basic.................      $0.04     $(0.03)     $0.11      $0.04
                                                            =======    =======    =======    =======
Earnings (loss) per common share, diluted...............      $0.04     $(0.03)     $0.11      $0.04
                                                            =======    =======    =======    =======
Average shares outstanding, basic.......................     12,341     12,295     12,341     12,282
                                                            =======    =======    =======    =======
Average shares outstanding, diluted.....................     12,341     12,297     12,341     12,283
                                                            =======    =======    =======    =======
Total comprehensive income (loss), net of income
  taxes.................................................       $565      $(403)    $1,312       $302
                                                            =======    =======    =======    =======

           See notes to condensed consolidated financial statements.

                             OMEGA WORLDWIDE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   UNAUDITED

                                 (IN THOUSANDS)

                                                                 SIX MONTHS ENDED
                                                                     MARCH 31,
                                                                -------------------
                                                                 2001        2000
                                                                 ----        ----
Operating activities:
  Net earnings..............................................    $ 1,431    $    582
  Adjustments to reconcile net earnings to net cash used in
     operating activities:
       Equity in earnings of Principal Healthcare Finance
        Limited.............................................     (1,004)       (613)
       Equity in earnings of Principal Healthcare Finance
        Trust...............................................       (166)       (185)
       Equity in earnings (loss) of Essex Healthcare
        Corporation.........................................        (26)         37
       Straight-line rent adjustment........................      1,709       1,711
       Depreciation and amortization........................        720         898
       Payments of Federal and foreign taxes................       (390)     (1,405)
       Net change in operating assets and liabilities.......     (1,210)    (10,849)
                                                                -------    --------
Net cash provided by (used in) operating activities.........      1,064      (9,824)
Cash flows from financing activities:
  Repayments of revolving credit facility with bank.........     (3,500)         --
  Proceeds from (repayments of) revolving warehouse facility
     drawn by subsidiary....................................       (255)      6,479
  Repayment of long-term borrowings by subsidiary...........       (415)       (569)
                                                                -------    --------
Net cash (used in) provided by financing activities.........     (4,170)      5,910
Cash flows from investing activities:
  Repayments from (temporary advances to) Principal
     Healthcare Finance Limited.............................      3,130         997
  Acquisition of plant, property and equipment by
     subsidiaries...........................................     (1,330)       (995)
  Decrease (increase) in restricted cash....................        588      (1,995)
  Dividends from affiliates.................................        183         174
  Proceeds from sale of Essex Healthcare Corporation
     investment.............................................        325          --
  Cash received in acquisition of operating companies by
     Idun Health Care Limited net of cash consideration
     paid...................................................         --         857
  Other.....................................................       (122)        (95)
                                                                -------    --------
Net cash provided by (used in) investing activities.........      2,774      (1,057)
                                                                -------    --------
Decrease in cash and short-term investments.................    $  (332)   $ (4,971)
                                                                =======    ========

           See notes to condensed consolidated financial statements.

                             OMEGA WORLDWIDE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   UNAUDITED

                                 MARCH 31, 2001

NOTE A -- SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements for the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ending September 30, 2001. For further information, refer to the financial statements and footnotes thereto in the Company's annual report, Form 10-K for the year ended September 30, 2000.

     The balance sheet at September 30, 2000, has been derived from audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States.

     Certain prior period amounts have been reclassified to correspond with the current quarter's presentation.

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

RESTRICTED CASH

     The Company's wholly-owned subsidiary Idun Health Care Limited has restricted cash of $1,805,000 supporting its debt (See Note G). In addition, the Company has $393,000 of other restricted cash.

NON-RECURRING EXPENSES

     As previously announced, the Company is actively exploring ways to boost shareholder value. The cost of legal advice related to the process and analyzing the presently announced offer by a third party to purchase the Company's investment in Principal Healthcare Finance Limited totaled $131,000 in the current quarter.

TRANSLATION

     Translation of currencies for foreign subsidiary financial information is computed pursuant to the provisions of Financial Accounting Standards Board Statement No. 52, which provides that balance sheet amounts are translated at the period-end exchange rate and income statement amounts are translated at the average-period exchange rate. There are no material amounts of exchange gains or losses included in the results of operations for the three-month and six-month periods ending March 31, 2001 and 2000, respectively.

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

NOTE B -- PRINCIPAL HEALTHCARE FINANCE LIMITED ("PRINCIPAL-UK")

     The following summarizes selected financial information of Principal-UK in accordance with accounting principles generally accepted in the United States (in thousands):

                                                      THREE-MONTH PERIOD ENDED         SIX-MONTH PERIOD ENDED
                                                    ----------------------------    ----------------------------
                                                    FEBRUARY 28,    FEBRUARY 29,    FEBRUARY 28,    FEBRUARY 29,
                                                        2001            2000            2001            2000
   SELECTED OPERATING RESULTS FOR THE PERIOD:       ------------    ------------    ------------    ------------
Revenues:
  Rent income...................................      $ 13,894        $ 15,067        $ 27,754        $ 29,713
  Patient service revenue.......................         2,155           3,049           4,325           4,485
  Interest income...............................            32             111              64             208
  Other income..................................         1,543           1,147           2,579           2,488
                                                      --------        --------        --------        --------
       Total revenues...........................        17,624          19,374          34,722          36,894
Expenses:
  Interest expense..............................        (9,022)        (10,336)        (18,207)        (20,526)
  Depreciation and amortization.................        (2,491)         (2,826)         (4,998)         (5,548)
  Direct cost of patient services...............        (2,333)         (2,643)         (4,473)         (3,889)
  General and administrative....................        (1,278)         (1,954)         (2,693)         (3,512)
                                                      --------        --------        --------        --------
       Total expenses...........................       (15,124)        (17,759)        (30,371)        (33,475)
                                                      --------        --------        --------        --------
Income from operations before income taxes......         2,500           1,615           4,351           3,419
Provision for income taxes......................          (628)           (723)         (1,220)         (1,460)
                                                      --------        --------        --------        --------
Net income from operations......................      $  1,872        $    892        $  3,131        $  1,959
                                                      ========        ========        ========        ========
Average exchange rate ($ per pound sterling)....        1.4558          1.6080          1.4569          1.6117
                                                      ========        ========        ========        ========

                                                    FEBRUARY 28,     AUGUST 31,
                                                        2001            2000
   SELECTED BALANCE SHEET INFORMATION AS OF:        ------------     ----------
Investments in real estate subject to triple-net
  lease, net of depreciation....................      $376,020        $382,270
Total assets....................................       530,250         539,339
Non-recourse debt borrowings....................       440,259         445,887
Total liabilities...............................       507,318         519,292
Total stockholders' equity......................        22,932          20,047
Exchange rate ($ per pound sterling)............        1.4436          1.4600

     The functional currency of Principal-UK is the British pound sterling. In accordance with FASB 52, the balance sheet amounts are translated at the period end exchange rate and the income statement amounts are translated at the average exchange rate for the period.

     The effective tax rates are 28% and 43% for the six-month periods ending February 28, 2001 and 2000, respectively. These rates differ from the UK tax rate primarily because the provision for depreciation and amortization is not deductible for tax purposes in the United Kingdom. The Company's proportionate share of Principal-UK's earnings for the three-month periods ended February 28, 2001 and February 29, 2000 are approximately $624,000 and $297,000 respectively, and approximately $1,044,000 and $653,000 for the six-month periods ended February 28, 2000 and February 29, 2001, respectively. Additionally, the Company has recorded a charge against earnings of approximately $20,000 for the three-month periods ended February 28, 2001 and February 29, 2000, respectively, and approximately $40,000 for the six-month periods ending February 28, 2001 and February 29, 2000, respectively, representing amortization over a ten-year period of the excess of the Company's investment in Principal-UK over its proportionate share of Principal-UK's underlying equity.

NOTE C -- ACQUISITION OF IDUN HEALTH CARE LIMITED ("IDUN")

     On October 31, 1999 the Company, through its wholly owned subsidiary, Idun, acquired the operating subsidiaries of Tamaris, plc, a nursing home operating company in the United Kingdom. The 48 subsidiaries acquired operate 119 nursing homes located throughout England, Scotland and Northern Ireland. The fair market value of the net assets at the date of acquisition was $7.2 million. Fixed assets included in the $7.2 million amount have been written down by $3.5 million to report net assets equal to the purchase price.

     Pro forma information for the Company, as if the Idun purchase had been made as of October 1, 1999, is as follows:

                                                                  SIX-MONTH
                                                                 PERIOD ENDED
                                                                MARCH 31, 2000
                                                                --------------
Pro forma operating results for the period ended:
(in thousands, except per share data)
Revenues....................................................       $79,818
Net earnings (loss) available to common shareholders........           240
Earnings per common share, basic............................          0.02
Earnings per common share, diluted..........................          0.02
Average exchange rate ($ per pound sterling)................        1.6088

     Idun's results are included in the Company's consolidated results for the entire three-month period ended March 31, 2000 and the entire six-month period ended March 31, 2001.

     The functional currency of Idun is the British pound sterling. In accordance with FASB 52, the balance sheet amounts are translated at the period end exchange rate and the income statement amounts are translated at the average exchange rate for the period.

NOTE D -- PRINCIPAL HEALTHCARE FINANCE TRUST ("PRINCIPAL-AUSTRALIA")

     The following summarizes selected financial information of Principal-Australia in accordance with accounting principles generally accepted in the United States (in thousands):

                                                     THREE-MONTH PERIOD ENDED         SIX-MONTH PERIOD ENDED
                                                   ----------------------------    ----------------------------
                                                   FEBRUARY 28,    FEBRUARY 29,    FEBRUARY 28,    FEBRUARY 29,
                                                       2001            2000            2001            2000
                                                   ------------    ------------    ------------    ------------
Selected Operating Results for the period:
Revenues:
  Rent income..................................      $ 2,997         $ 2,990         $ 5,926         $ 5,904
  Interest income..............................           71             166             210             321
  Other income.................................            9              11              19              22
                                                     -------         -------         -------         -------
       Total revenues..........................        3,077           3,167           6,155           6,247
Expenses:
  Interest expense.............................       (2,037)         (2,344)         (4,037)         (4,291)
  Depreciation and amortization................         (502)           (508)           (974)           (998)
  Amortization of debt issue and organization
     costs.....................................          (75)            (33)           (119)           (112)
  General and administrative...................         (332)           (262)           (624)           (452)
                                                     -------         -------         -------         -------
       Total expenses..........................       (2,946)         (3,147)         (5,754)         (5,853)
                                                     -------         -------         -------         -------
Net income from operations.....................      $   131         $    20         $   401         $   394
                                                     =======         =======         =======         =======
Average exchange rate ($ per A$)...............       0.5389          0.6348          0.5404          0.6385

                                                     FEBRUARY 28,    AUGUST 31,
                                                         2001           2000
                                                     ------------    ----------
Selected Balance Sheet Information as of:
Investments in real estate subject to triple-net
  lease, net of depreciation.....................      $ 89,624       $ 88,298
Total assets.....................................       111,719        116,255
Non-recourse debt borrowings.....................        86,023         94,546
Total liabilities................................        98,598        102,261
Total stockholders' equity.......................        13,121         13,994
Exchange rate ($ per A$).........................        0.5262         0.5766

     The functional currency of Principal-Australia is the Australian dollar ("A$"). In accordance with FASB 52, the balance sheet amounts are translated at the period end exchange rate and the income statement amounts are translated at the average exchange rate for the period.

NOTE E -- ESSEX HEALTHCARE CORPORATION ("ESSEX")

     The Company until December 1, 2000 held approximately 47% of the outstanding common shares of Essex, an Atlanta-based private operator of skilled nursing facilities. Essex's primary activities are in Ohio, where it operates 68 long-term care and assisted living facilities (approximately 4,200 beds). It also manages 55 facilities (approximately 2,800 beds) in Indiana, Wisconsin, Michigan and Texas. The Company accounted for this investment using the equity method.

     On December 1, 2000, the Company sold its interest in Essex for $325,000, which approximated book value and accordingly, no income or loss is recorded in the current quarter of the fiscal year. The Company recorded its proportionate share of Essex's income of $26,000 during the first fiscal quarter of the year. The Company's proportionate share of Essex's loss for the three-month and six-month periods ending February 29 2000 was $112,000 and $37,000, respectively.

NOTE F -- PREFERRED STOCK

     On February 28, 2001, the Company authorized and issued 260,000 shares of Class C Preferred Stock to exchange with the outstanding shares of Class B Preferred Stock held by Omega Healthcare Investors Inc. ("OHI"). The terms and conditions of the Class C Preferred Stock are identical to that of the Class B Preferred Stock replaced. In addition, on February 28, 2001, all Class B Preferred Stock shares were cancelled.

NOTE G -- EARNINGS PER SHARE

     Earnings (loss) per share are computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share amounts reflect the dilutive effect of stock options (2,309 and 1,254 shares for the three-month and six-month periods ending March 31, 2000, none for the three-month and six-month periods ended March 31, 2001). The assumed conversion of shares of preferred stock is antidilutive.

NOTE H -- CREDIT FACILITIES

     The Company's outstanding indebtedness consists of the following (in thousands):

                                                                MARCH 31, 2001    SEPTEMBER 30, 2000
                                                                --------------    ------------------
(1) Credit agreement........................................       $ 1,350             $ 4,850
(2) Loan due on demand......................................         1,805               1,879
(3) Loan due February 2003..................................           986               1,358
(4) Loan due February 2017..................................         1,635               1,555
(5) Loan due April 2018.....................................            --                 436
                                                                   -------             -------
                                                                     5,776              10,078
Less current maturities.....................................        (3,888)             (7,755)
                                                                   -------             -------
Long-term debt..............................................       $ 1,888             $ 2,323
                                                                   =======             =======

---------------
(1) The Company's bank credit agreement as amended calls for repayment on June 30, 2001. Borrowings under the agreement bear interest at LIBOR plus 3.25% (9.69% and 9.91% interest at March 31, 2001 and September 30, 2000, respectively). Omega Healthcare Investors, Inc. provided a guarantee to the banks in consideration of a fee of 1%, plus an annual 25 basis point facility fee. No further borrowings may be made under this agreement.

(2) Idun has a loan with a bank that is secured by the business and assets of a nursing home subsidiary and carries an interest rate of 2.5% above the bank's base lending rate (8.50% interest at March 31, 2001 and September 30, 2000, respectively).

(3) Idun has a loan with a bank that is secured by the business and assets of a nursing home company and carries a floating interest rate of LIBOR plus 2% (8.01% and 8.34% interest at March 31, 2001 and September 30, 2000, respectively). The loan is being amortized over its life and requires quarterly payments of approximately $159,000.

(4) Idun has a loan with a bank that is secured by the business and assets of a nursing home company and carries a floating interest rate of LIBOR plus 2% (8.01% and 8.34% interest at March 31, 2001 and September 30, 2000, respectively). The loan is being amortized over its life and requires quarterly payments of approximately $24,000.

(5) Idun's unsecured bank loan has been repaid in full. The interest rate on this loan is at a bank's base rate less 0.5% (5.50% interest at September 30, 2000).

     The Company guarantees none of the loans of Idun. Cash of $1,805,000 included in Restricted Cash will be used for partial payment of a yet undetermined combination of items 2, 3 and 4 above.

NOTE I -- RELATED PARTY TRANSACTIONS

     Pursuant to the provisions of a services agreement between OHI and the Company, indirect costs incurred by OHI, including compensation of shared executive officers and related support personnel, and costs incurred by OHI for rent, insurance, telephone, utilities, supplies, maintenance and travel, were allocated to the Company based upon the relationship of assets under the Company's management to the combined total of those assets and OHI's assets. Assets and costs in the formula are on a one-quarter lag basis. Such allocations were based on estimates and formulas that management believed to be reasonable. The service agreement expired June 30, 2000. The new arrangement excludes certain previously provided services, most significantly, those of shared executives. Allocated expenses for the three-month periods ending March 31, 2001 and 2000 were approximately $33,000 and $204,000, respectively, and for the six-month periods ending March 31, 2001 and 2000 were approximately $67,000 and $378,000, respectively

     OHI holds preferred Class C shares in the Company of $2.6 million at March 31, 2001. At September 30, 2000, OHI held preferred Class B shares in the Company of $2.6 million. On February 28, 2001, the Company completed an equal exchange of Class C preferred shares for Class B preferred shares held by OHI. The preferred shares are entitled to cumulative undeclared dividends of $624,000 prior to any distribution to common shareholders. OHI also holds 1,163,061 shares of common stock.

     Temporary unsecured advances to Principal-UK in the amounts of $7,664,000 and $10,793,000 are outstanding at March 31, 2001 and September 30, 2000, respectively. Commencing March 5, 2001 the interest on the temporary advances is at 9.00% on the first (pound)4.3 million of advances (approximately $6.1 million) and 15% on the advances in excess of (pound)4.3 million, with the maximum temporary advance limit of (pound)7 million (approximately $10 million). Prior to March 5, 2001, interest on the temporary advances was at 9.25%. Interest is paid monthly. Interest arising from temporary advances to Principal-UK included in interest income for the three-month periods ended March 31, 2001 and 2000 is approximately $213,000 and $433,000, respectively, and for the six-month periods ending March 31, 2001 and 2000 is approximately $463,000 and $ 850,000.

     A subordinated loan to Principal-UK in the amount of $23,805,000 is outstanding at March 31, 2001 and September 30, 2000, respectively. Interest on the subordinated loan is 12.93% at March 31, 2001 and September 30, 2000, paid semi-annually. The loan matures on June 30, 2001. Interest arising from the subordinated loan to Principal-UK included in interest income for the three-month periods ended March 31, 2001 and 2000 is $665,000 and $776,000, respectively, and for the six-months period ended March 31, 2001 and 2000 is $1,382,000 and $1,560,000, respectively.

     Fees from services provided to Principal-UK for the three-month periods ended March 31, 2001 and 2000 are $1,053,000 and $1,358,000, respectively, and for the six-month periods ended March 31, 2001 and 2000 are $2,143,000 and $2,675,000, respectively.

     Fees from services provided to Principal-Australia for the three-month periods ended March 31, 2001 and 2000 are $305,000 and $255,000, respectively, and for the six-month periods ending March 31, 2001 and 2000 are $590,000 and $497,000, respectively.

     Rent expense, included in direct cost of patient services, related to Idun's leases with Principal-UK for the three-month periods ended March 31, 2001 and 2000 is approximately $3,442,000 and $3,682,000, respectively, and for the six-month periods ended March 31, 2001 and 2000 is approximately $6,882,000 and $6,139,000, respectively.

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

RESULTS OF OPERATIONS

     The Company generates income from four primary sources: (1) fee income from providing investment advisory and management services; (2) interest income from providing financing to companies in the healthcare and healthcare financing industries; (3) operating nursing homes in the United Kingdom through its wholly-owned subsidiary, Idun Health Care Ltd. ("Idun"); and (4) equity in earnings of companies in the healthcare and healthcare financing industries. The Company's results for the six-months ended March 31, 2000 include only five-months of Idun's operations since its acquisition on November 1, 1999.

     Most of the Companies operations are in the United Kingdom and they transact business in the British Pound Sterling ("(L)"). Results are translated to US$ at average exchange rates for the period. For both the three-month period and the six-month period the (L) has declined relative to the US$ by approximately 9% from the comparable period last year.

Revenues

     Patient services revenue from the Idun operations was $34,527,000 for the quarter ending March 31, 2001 compared with $37,172,000 for the quarter ending March 31, 2000. For the six-month period revenue was $69,315,000 compared to $61,766,000 for the five-months of Idun's results included in the period ending March 31, 2000. After adjusting for exchange rate reductions, both the three and six-month results represent a 3% improvement over the prior year's results. The average occupancy rate for the quarter was 91.0% compared to 86.1% for the comparable period last year. Increased marketing focus throughout Idun but specifically in the England homes that have lower occupancy than those in Scotland and Northern Ireland has improved occupancy rates. The Company acquired Idun with the intention of bringing occupancy up to levels required for profitability and is directing significant resources to this end.

     Fee income from Principal Finance Healthcare Limited ("Principal-UK") for the quarter ending March 31, 2001 was $1,053,000 compared with $1,358,000 for the same period in 2000. For the six-month period ending March 31, 2001 fee income from Principal-UK was $2,143,000 compared to $2,675,000 for the comparable period last year. The decrease is primarily due to the decrease in the exchange rate of the (L) as well as adjustments to the value of assets under management that is defined by UK GAAP. At March 31, 2001 assets under management totaled (L)307 million compared with (L)310 million at March 31, 2000. Fee income from Principal Healthcare Finance Trust ("Principal-Australia") increased to $305,000 for the quarter ending March 31, 2001 from $255,000 for the quarter ending March 31, 2000 due to the growth of assets under management to A$204 million at March 31, 2001 from A$185 million at March 31, 2000, which is also responsible for the 19% growth for the six-month period.

     Interest income from Principal-UK for the quarter ending March 31, 2001 was $878,000 compared with $1,209,000 for the same period in 2000. In addition to the exchange rate impact discussed above, the reduction is reflective of principal repayments on the loans of $10,705,000 over the past 18 months.

Expenses

     Direct cost of patient services was $35,669,000 for the quarter ending March 31, 2001 compared with $39,238,000 for the quarter ending March 31, 2000. Direct cost of patient services is incurred in running the

Idun subsidiary's nursing homes in the United Kingdom. They exceed patient service revenues due to staff cost pressures. Minimum wage increases and increased costs of temporary services and overtime have pushed costs up faster than government-determined fees. In addition, the long-term nature of the Company's operating leases with scheduled rent increases results in significant ($284,000 per month) non-cash rent expense. The extra expense of properly staffing homes through the year-end holiday season, which is included in the current quarter, as well as higher patient mortality rates during the winter months and fewer billing days all contribute to make the current quarter the most difficult of the year, for nursing home operators. The Idun nursing homes were unprofitable under previous management. The Company has made progress as direct cost of patient services as a percentage of patient service revenues declined to 103% for the three-month period ending March 31, 2001 compared with 106% for the same period in 2000.

     Direct costs of asset management for the six-month period increased 9% while general, administrative and other expenses decreased 3%. Non-recurring expenses of $131,000 represent legal fees in pursuing strategic alternatives and analyzing issues associated with the recently announced offer of a third party to purchase the Company's investment in Principal-UK.

     Interest expense for the three-month period ending March 31, 2001 was $125,000 compared with $275,000 for the same period in 2000. This decrease is primarily the result of the principal payments totaling $8,250,000 over the past 18 months on the bank credit agreement with Fleet and Harris Banks.

Other

     Equity in earnings of Principal-UK increased to $604,000 in the current year quarter from $277,000 in the prior year quarter. Equity in earnings of Principal-UK for the six-month period increased to $1,004,000 from $613,000. The Company's ownership percentage in Principal-UK has remained constant at 33.375%. The increase in income is due to a non-recurring gain from interest-rate hedge instruments of approximately $593,000, as well as reduced fees to the Company. These improvements more than offset the (pound) exchange rate reduction. Equity in earnings of Principal-Australia was affected by the costs associated with implementing an A$100 million line of credit to finance future growth.

     In December 2000, the Company sold its interest in the common stock of Essex Healthcare Corporation ("Essex) for $325,000, which approximated book value and accordingly no income or loss is booked in the current quarter. Until December 1, 2000, the Company held approximately 47% of the common shares of Essex Healthcare Corporation, an Atlanta-based private operator of skilled nursing facilities. The Company's proportionate share of Essex's income was $26,000 in the first fiscal quarter compared with a loss of $37,000 in the prior year six-month period.

     The Company's effective tax rate on a year-to-date basis varies from the federal statutory rate of 34% due to the benefit of available foreign tax credits on equity in earnings of Principal Healthcare Finance Limited which is reported after UK tax expense.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has outstanding, at quarter end, $1,350,000 of corporate debt under its line of credit agreement with Fleet Bank, N.A. and Harris Trust and Savings Bank. The agreement calls for full repayment on June 30, 2001. Cash on hand of over $3 million is adequate to meet this obligation. Idun continues to generate adequate cash to fund maturities of its debt as it becomes due and to maintain and enhance its nursing home facilities, although temporary advances will be required for seasonal fluctuations. The Company has adequate resources to meet both its short-term and long-term capital requirements. As previously announced, the Company continues to pursue strategic alternatives to maximize shareholder value and is exploring the sale of certain its underlying assets.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In the first quarter of fiscal year 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The adoption of SFAS No. 133 did not have a significant effect on the Company's consolidated results of operations or financial position.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company is exposed to various market risks. Market risk is the potential loss arising from adverse changes in market interest rates and prices, such as foreign currency exchange rates, interest rates and inflation indices.

FOREIGN CURRENCY EXCHANGE RATE RISK.

     A significant portion of the Company's assets are denominated in either the British Pound Sterling ("pound sterling") or the Australian Dollar ("A$"). The following summarizes these assets and their carrying amounts at March 31, 2001:

Net Operating assets of Idun (pound sterling)...............    $17,361
Investment in Principal-UK (pound sterling).................      9,141
Loans to Principal-UK (pound sterling)......................     31,469
Other UK investments (pound sterling).......................      3,407
Investment in Principal-Australia (A$)......................      6,968
                                                                -------
       Total................................................    $68,346
                                                                -------

     The loans to Principal-UK are due on demand or on June 30, 2001. The investments have no maturity date. The Company has entered into forward currency contracts at March 31, 2001 related to $59,024,000 of the assets listed above. Due to the percentage of the assets hedged and the long-term nature of the investments, the Company considers its exposure to currency risk to be minor.

INTEREST RATE RISK.

     All of the $5.8 million in debt outstanding at March 31, 2001 fluctuates with LIBOR or a similar benchmark. In addition the Company's return on its $1.8 million of cash restricted as collateral to these loans fluctuates with LIBOR. $1,350,000 of the debt will be repaid in June 2001. The remaining debt, net of restricted cash on deposit is $2,621,000. At these levels, a 1% increase in the LIBOR rate will result in an annual increase in expense of $26,210 to the Company.

INFLATION INDICES RISK.

     In addition to being subject to inflation increases in its operating costs and corresponding increases in its revenues, Idun's lease expense is subject to annual inflation adjustments based on the increase in consumer indices in the United Kingdom. Annual adjustments, to the extent such amounts exceed minimum levels reflected in the straight-line rent computation, will increase Idun's lease expense. Principal-UK will have a corresponding benefit in lease income as most of its leases contain similar clauses.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None.

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS

     On February 28, 2001, the Company authorized and issued 260,000 shares of Class C Preferred Stock to exchange with the outstanding shares of Class B Preferred Stock held by Omega Healthcare Investors, Inc. The terms and conditions of the Class C Preferred Stock are identical to that of the Class B Preferred Stock replaced. In addition, on February 28, 2001, all Class B Preferred Stock shares were cancelled.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

     (a) EXHIBITS -- THE FOLLOWING EXHIBITS ARE FILED HEREWITH:

EXHIBIT                            DESCRIPTION
-------                            -----------
  3.6      Articles Supplementary for Series C Preferred Stock
 10.17     Amendment #5 to Loan Agreement dated February 8, 2001, among the Company, Fleet Bank N.A., as agent and a bank and Harris
           Trust and Savings Bank.

     (b) REPORTS ON FORM 8-K -- NONE WERE FILED.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                          OMEGA WORLDWIDE, INC.
                                          Registrant

                                          By      /s/ JAMES P. FLAHERTY
                                            ------------------------------------
                                                     James P. Flaherty
                                                         President

May 10, 2000

                                 EXHIBIT INDEX

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------
  3.6      Articles Supplementary for Series C Preferred Stock
 10.17     Amendment #5 to Loan Agreement dated February 8, 2001, among the Company, Fleet Bank N.A., as agent and a bank and Harris
           Trust and Savings Bank.