Form 10-Q
period 2001-06-30
OMEGA WORLDWIDE INC
filed 2001-08-14
CIK 1051964

________________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

☐
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

Yes ✓  No

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of June 30, 2001

Common Stock, $.10 par value (Class)	12,340,533 (Number of shares)

OMEGA WORLDWIDE, INC.

FORM 10-Q

June 30, 2001

INDEX

		Page No.

PART I	Financial Information
Item 1.	Financial Statements:
	Condensed Consolidated Balance Sheets

	June 30, 2001 (unaudited) and September 30, 2000	2
	Condensed Consolidated Statements of Operations (unaudited) —

	Three-month and nine-month periods ended June 30, 2001 and 2000	3
	Condensed Consolidated Statements of Cash Flows (unaudited) —

	Nine-month periods ended June 30, 2001 and 2000	4
	Notes to Condensed Consolidated Financial Statements

	June 30, 2001 (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	14

PART II	Other Information

Item 1.	Legal Proceedings	16

Item 2.	Change in Securities and Use of Proceeds	16

Item 3.	Defaults upon Senior Securities	16

Item 4.	Submission of Matters to a Vote of Security Holders	16

Item 5.	Other Information	16

Item 6.	Exhibits and Reports on Form 8-K	16

PART 1 — FINANCIAL INFORMATION

Item 1.  Financial Statements

OMEGA WORLDWIDE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Par Values)

	June 30,	September 30,
	2001	2000

	(Unaudited)	(Audited)

ASSETS

Current Assets:

Cash and short-term investments	$3,621	$3,415

Restricted cash	2,173	2,786

Patient receivables	9,272	7,763

Other current assets	3,268	3,026

Total Current Assets	18,334	16,990

Plant, property and equipment, net of accumulated depreciation of $2,314 and $1,416, respectively	14,652	14,560

Investments in and advances to Principal Healthcare Finance Limited	38,845	42,735

Investments in Principal Healthcare Finance Trust	6,981	6,930

Prepaid rent	1,116	4,031

Rent deposits	3,563	3,657

Other assets	1,752	3,597

	66,909	75,510

Total Assets	$85,243	$92,500

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:

Short-term debt	$2,510	$7,755

Accounts payable and accrued expenses	15,254	15,190

Accrued income taxes	—	80

Deferred income	69	1,072

Total Current Liabilities	17,833	24,097

Long-term debt	1,687	2,323

Other long-term liabilities	213	322

Total Liabilities	19,733	26,742

Shareholders’ Equity:

Preferred stock $1.00 par value:

Authorized 10,000 shares; issued 260 Class B shares at liquidation value	—	2,600

Authorized 260 shares; issued 260 Class C shares at liquidation value	2,600	—

Common stock $.10 par value Authorized 50,000 shares Outstanding 12,341 shares	1,234	1,234

Additional paid-in capital	53,157	53,157

Retained earnings	8,752	8,864

Accumulated other comprehensive income (loss)	(233)	(97)

Total Shareholders’ Equity	65,510	65,758

Total Liabilities and Shareholders’ Equity	$85,243	$92,500

See notes to condensed consolidated financial statements.

OMEGA WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

(In Thousands, Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Revenues:

Patient services revenue	$35,463	$36,890	$104,778	$98,656

Fee income — Principal Healthcare Finance Limited	1,056	1,283	3,199	3,958

Fee income — Principal Healthcare Finance Trust	309	256	899	753

Interest Income:

Principal Healthcare Finance Limited	876	1,127	2,721	3,537

Short-term investments	131	58	440	167

Other income	—	1	—	21

	37,835	39,615	112,037	107,092

Expenses:

Direct cost of patient services	35,724	38,376	106,566	103,062

Direct costs of asset management	733	744	2,096	2,007

Interest expense	110	247	466	855

General, administrative and other expenses	929	535	1,996	1,632

Foreign currency exchange loss	316	—	316	—

Non-recurring expenses	552	437	683	437

	38,364	40,339	112,123	107,993

Loss before equity earnings and taxes	(529)	(724)	(86)	(901)

Equity in earnings of Principal Healthcare Finance Limited	556	403	1,560	1,016

Equity in earnings of Principal Healthcare Finance Trust	13	112	179	297

Equity in earnings of Essex Healthcare Corporation	—	61	26	24

Recognized impairment of investment (Moran Health Care (UK) Ltd.)	(2,665)	—	(2,665)	—

Earnings (loss) before income taxes	(2,625)	(148)	(986)	436

Income tax benefit	1,082	208	874	205

Net earnings (loss)	(1,543)	60	(112)	641

Net earnings allocated to preferred stock dividends	(52)	(52)	(156)	(156)

Net earnings (loss) available to common shareholders	$(1,595)	$8	$(268)	$485

Earnings (loss) per common share, basic	$(0.13)	$—	$(0.02)	$0.04

Earnings (loss) per common share, diluted	$(0.13)	$—	$(0.02)	$0.04

Average shares outstanding, basic	12,341	12,308	12,341	12,291

Average shares outstanding, diluted	12,363	12,309	12,341	12,292

Total comprehensive income (loss), net of income taxes	$(1,560)	$198	$(248)	$500

See notes to condensed consolidated financial statements.

OMEGA WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(In Thousands)

	Six Months Ended
	June 30,

	2001	2000

Operating activities:

Net earnings (loss)	$(112)	$641

Adjustments to reconcile net earnings to cash provided by (used in) operating activities:

Equity in earnings of Principal Healthcare Finance Limited	(1,560)	(1,016)

Equity in earnings of Principal Healthcare Finance Trust	(179)	(297)

Equity in earnings of Essex Healthcare Corporation	(26)	(24)

Recognized impairment of investment (Moran Health Care (UK) Ltd.)	2,665	—

Straight-line rent adjustment	2,549	2,575

Depreciation and amortization	1,078	1,295

Payments of Federal and foreign income taxes	(560)	(2,126)

Other non-cash charges	399	232

Net change in operating assets and liabilities	(2,944)	(10,837)

Net cash provided by (used in) operating activities	1,310	(9,557)

Cash flows from financing activities:

Repayments of revolving credit facility with bank	(4,850)	—

Proceeds from (repayments of) revolving warehouse facility drawn by subsidiary	(253)	6,304

Repayment of long-term borrowing by subsidiary	(621)	(1,055)

Net cash (used in) provided by financing activities	(5,724)	5,249

Cash flows from investing activities:

Repayments from Principal Healthcare Finance Limited	5,450	7,244

Acquisition of plant, property and equipment by subsidiaries	(1,823)	(1,323)

Decrease (increase) in restricted cash	613	(3,072)

Dividends from affiliates	183	174

Proceeds from sale of Essex Healthcare Corporation investment	325

Cash received in acquisition of operating companies by Idun Health Care Limited net of cash consideration paid	—	857

Other	(128)	128

Net cash provided by investing activities	4,620	4,008

Increase (decrease) in cash and short-term investments	$206	$(300)

See notes to condensed consolidated financial statements.

OMEGA WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

June 30, 2001

Note A — Significant Accounting Policies

BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements for Omega Worldwide, Inc. and its wholly owned subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ending September 30, 2001. For further information, refer to the financial statements and footnotes thereto in the Company’s annual report, Form 10-K for the year ended September 30, 2000.

      The balance sheet at September 30, 2000, has been derived from audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP.

      Certain prior period amounts have been reclassified to correspond with the current quarter’s presentation.

CONSOLIDATION AND SUBSIDIARIES

      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of all material intercompany accounts and transactions. The Company’s policy is to report the results of its subsidiaries and equity method investees on a one-month lag basis. This allows time to produce accounts in local generally accepted accounting principles and then convert to U.S. GAAP.

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

RESTRICTED CASH

      The Company’s wholly-owned subsidiary Idun Health Care Limited has restricted cash of $1,784,000 supporting its debt (See Note H). In addition, the Company has $389,000 of other restricted cash.

NON-RECURRING EXPENSES

      As previously announced, the Company is actively exploring ways to boost shareholder value. The cost of legal advice related to the process and analyzing the previously announced offer by a third party to purchase the Company’s investment in Principal Healthcare Finance Limited totaled $552,000 and $437,000 for the three-month periods ended June 30, 2001 and 2000, respectively and $683,000 and $437,000 for the nine-month periods ended June 30, 2001 and 2000, respectively.

TRANSLATION

      Translation of currencies for foreign subsidiary financial information is computed pursuant to the provisions of Financial Accounting Standards Board Statement No. 52, which provides that balance sheet amounts are translated at the period-end exchange rate and income statement amounts are translated at the average-period exchange rate. Gains and losses from foreign currency transactions are included in the determination of net income. To offset the risk of future currency fluctuations on receivables due from foreign subsidiaries and investments, the Company may enter into foreign exchange contracts to sell or buy currencies at specific rates and specific dates. Market value gains and losses on these contracts recognized, offset foreign currency exchange gains and losses on foreign receivables. During the current quarter, the Company terminated one of its currency hedges resulting in net gains of $528,000 during the quarter, while the underlying receivables and cash, which were no longer hedged, required a write-down of $844,000 at the quarter’s end. The result is a net foreign currency exchange loss for the three-month and nine-month periods ending June 30, 2001 was $316,000. There were no material amounts of exchange gains or losses during the three-month and nine-month periods ended June 30, 2000.

      Accumulated other comprehensive income (loss) consists of the net exchange gains and losses resulting from the translation of foreign financial statements and charged directly to the balance sheet as a component of shareholder’s equity.

ACCOUNTING FOR CERTAIN DERIVATIVES INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES

      In the first quarter of fiscal year 2001, the Company adopted SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities.” The adoption of SFAS No. 133 did not have a significant effect on the Company’s consolidated results of operations or financial position.

Note B — Principal Healthcare Finance Limited (“Principal-UK”)

      On June 29, 2001, Principal-UK had subordinated debt and revolving debt, with the Company and other major creditors, in the amount of £54,648,000 (approximately $77,352,000) that matured. Principal-UK is currently in negotiations to reach accommodations with its creditors, including the Company, to extend the terms of the indebtedness, which will enable Principal-UK to repay or refinance the debt. (See Note I for amounts related to the Company). Principal-UK continues to make monthly interest payments as they become due.

      The following summarizes selected financial information of Principal-UK in accordance with U.S. GAAP (in thousands):

	Three-Month Period		Nine-Month Period
	Ended		Ended

	May 31,	May 31,	May 31,	May 31,
	2001	2000	2001	2000
Selected Operating Results for the period:
Revenues:

Rent income	$13,893	$15,150	$41,648	$45,459

Patient service revenue	2,102	—	6,427	—

Interest income	32	129	96	403

Other income	1,026	1,130	3,606	3,618

Total revenues	17,053	16,409	51,777	49,480

Expenses:

Interest expense	(8,854)	(10,083)	(27,061)	(30,675)

Depreciation and amortization	(2,434)	(2,772)	(7,433)	(8,320)

Direct cost of patient services	(2,024)	—	(6,498)	—

General and administrative	(1,382)	(1,428)	(4,075)	(4,940)

Total expenses	(14,694)	(14,283)	(45,067)	(43,935)

Income from operations before income taxes	2,359	2,126	6,710	5,545

Provision for income taxes	(633)	(850)	(1,852)	(2,310)

Net income from operations	$1,726	$1,276	$4,858	$3,235

Average exchange rate ($ per £)	1.4320	1.5654	1.4483	1.5948

	May 31,	August 31,
	2001	2000
Selected Balance Sheet Information as of:
Investments in real estate subject to triple-net lease, net of depreciation	$369,896	$382,270

Total assets	533,415	539,339

Non-recourse debt borrowings	435,010	445,887

Total liabilities	509,018	519,292

Total stockholders’ equity	24,397	20,047

Exchange rate ($ per £)	1.4276	1.4600

      The functional currency of Principal-UK is the British pound sterling. In accordance with FASB 52, the balance sheet amounts are translated at the period end exchange rate and the income statement amounts are translated at the average exchange rate for the period.

      The effective tax rates are 28% and 42% for the nine-month periods ending May 31, 2001 and 2000, respectively. These rates differ from the UK tax rate primarily because the provision for depreciation and amortization is not deductible for tax purposes in the United Kingdom. The Company’s proportionate share of Principal-UK’s earnings for the three-month periods ended May 31, 2001 and May 31, 2000 are approximately $577,000 and $424,000 respectively, and approximately $1,621,000 and $1,077,000 for the nine-month periods ended May 31, 2001 and May 31, 2000, respectively. Additionally, the Company has recorded a charge against earnings of approximately $21,000 for the three-month periods ended May 31, 2001 and May 31, 2000, respectively, and approximately $61,000 for the nine-month periods ending May 31, 2001 and May 31, 2000, respectively, representing amortization over a ten-year period of the excess of the Company’s investment in Principal-UK over its proportionate share of Principal-UK’s underlying equity.

Note C — Acquisition of Idun Health Care Limited (“Idun”)

      On October 31, 1999 the Company, through its wholly owned subsidiary, Idun acquired the operating subsidiaries of Tamaris, plc, a nursing home operating company in the United Kingdom. The 48 subsidiaries acquired operate 119 nursing homes located throughout England, Scotland and Northern Ireland. The fair market value of the net assets at the date of acquisition was $7.2 million. Fixed assets included in the $7.2 million amount have been written down by $3.5 million to report net assets equal to the purchase price.

      Pro forma information for the Company, as if the Idun purchase had been made as of October 1, 1999, is as follows:

Nine-Month
Period Ended
June 30, 2000

Pro forma operating results for the period ended: (in thousands, except per share data)

Revenues	$116,708

Net earnings (loss) available to common shareholders	(936)

Earnings (loss) per common share, basic	(0.08)

Earnings (loss) per common share, diluted	(0.08)

Average exchange rate ($ per £)	1.5948

      Idun’s results are included in the Company’s consolidated results for the entire three-month period ended June 30, 2000 and the entire nine-month period ended June 30, 2001.

      The functional currency of Idun is the British pound sterling. In accordance with FASB 52, the balance sheet amounts are translated at the period end exchange rate and the income statement amounts are translated at the average exchange rate for the period.

Note D — Principal Healthcare Finance Trust (“Principal-Australia”)

      The following summarizes selected financial information of Principal-Australia in accordance with U.S. GAAP (in thousands):

	Three-Month Period Ended		Nine-Month Period Ended

	May 31,	May 31,	May 31,	May 31,
	2001	2000	2001	2000

Selected Operating Results for the period:

Revenues:

Rent income	$2,931	$2,935	$8,857	$8,839

Interest income	34	368	244	689

Other income	9	10	28	32

Total revenues	2,974	3,313	9,129	9,560

Expenses:

Interest expense	(1,977)	(2,250)	(6,014)	(6,541)

Depreciation and amortization	(480)	(490)	(1,454)	(1,488)

Amortization of debt issue and organization costs	(58)	(30)	(177)	(142)

General and administrative	(431)	(305)	(1,055)	(757)

Total expenses	(2,946)	(3,075)	(8,700)	(8,928)

Net income from operations	$28	$238	$429	$632

Average exchange rate ($ per A$)	0.5086	0.5983	0.5310	0.6249

	May 31,	August 31,
	2001	2000

Selected Balance Sheet Information as of:

Investments in real estate subject to triple-net lease, net of depreciation	$89,425	$88,298

Total assets	108,222	116,255

Non-recourse debt borrowings	85,127	94,546

Total liabilities	95,480	102,261

Total stockholders’ equity	12,742	13,994

Exchange rate ($ per A$)	0.5132	0.5766

      The functional currency of Principal-Australia is the Australian dollar (“A$”). In accordance with FASB 52, the balance sheet amounts are translated at the period end exchange rate and the income statement amounts are translated at the average exchange rate for the period.

Note E — Essex Healthcare Corporation (“Essex”)

      The Company (until December 1, 2000) held approximately 47% of the outstanding common shares of Essex, an Atlanta-based private operator of skilled nursing facilities. Essex’s primary activities are in Ohio, where it operates 68 long-term care and assisted living facilities (approximately 4,200 beds). It also manages 55 facilities (approximately 2,800 beds) in Indiana, Wisconsin, Michigan and Texas. The Company accounted for this investment using the equity method.

      On December 1, 2000, the Company sold its interest in Essex for $325,000, which approximated book value and accordingly, no income or loss is recorded in the current quarter of the fiscal year. The Company recorded its proportionate share of Essex’s income of $26,000 during the first fiscal quarter of the year. The Company’s proportionate share of Essex’s income for the three-month and nine-month periods ending May 31, 2000 was $61,000 and $24,000, respectively.

Note F — Preferred Stock

      On February 28, 2001, the Company authorized and issued 260,000 shares of Class C Preferred Stock to exchange with the outstanding shares of Class B Preferred Stock held by Omega Healthcare Investors Inc. (“OHI”). The terms and conditions of the Class C Preferred Stock are identical to that of the Class B Preferred Stock replaced. In addition, on February 28, 2001, all Class B Preferred Stock shares were cancelled.

Note G — Earnings Per Share

      Earnings per share are computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share amounts reflect the dilutive effect of stock options (22,527 and 824 shares for the three-month periods ending June 30, 2001 and 2000, respectively and 486 and 1,081 shares for the nine-month periods ended June 30, 2001 and 2000, respectively). The assumed conversion of shares of preferred stock is antidilutive.

Note H — Credit Facilities

      The Company’s outstanding indebtedness consists of the following (in thousands):

	June 30, 2001	September 30, 2000

(1) Credit agreement	$—	$4,850

(2) Loan due on demand	1,784	1,879

(3) Loan due February 2003	818	1,358

(4) Loan due February 2017	1,595	1,555

(5) Loan due April 2018	—	436

	4,197	10,078

Less current maturities	(2,510)	(7,755)

Long-term debt	$1,687	$2,323

(1)	The Company’s bank credit agreement has been repaid in full. Interest on borrowings under the agreement was at LIBOR plus 3.25% (9.91% interest at September 30, 2000). Omega Healthcare Investors, Inc. provided a guarantee to the banks in consideration of a fee of 1%, plus an annual 25 basis point facility fee. No further borrowings may be made under this agreement.

(2)	Idun has a loan with a bank that is secured by the business and assets of a nursing home subsidiary and carries an interest rate of 2.5% above the bank’s base lending rate (8.37% and 8.50% interest at June 30, 2001 and September 30, 2000, respectively).

(3)	Idun has a loan with a bank that is secured by the business and assets of a nursing home company and carries a floating interest rate of LIBOR plus 2% (7.33% and 8.34% interest at June 30, 2001 and September 30, 2000, respectively). The loan is being amortized over its life and requires quarterly payments of approximately $157,000.

(4)	Idun has a loan with a bank that is secured by the business and assets of a nursing home company and carries a floating interest rate of LIBOR plus 2% (7.33% and 8.34% interest at June 30, 2001 and September 30, 2000, respectively). The loan is being amortized over its life and requires quarterly payments of approximately $24,000.

(5)	Idun’s unsecured bank loan has been repaid in full. The interest rate on this loan is at a bank’s base rate less 0.5% (5.50% interest at September 30, 2000).

      The Company guarantees none of the loans of Idun. Cash of $1,784,000 (included in Restricted Cash) will be used for partial payment of a yet undetermined combination of items 2, 3 and 4 above.

Note I — Related Party Transactions

      Pursuant to the provisions of a services agreement between OHI and the Company, indirect costs incurred by OHI, including compensation of shared executive officers and related support personnel, and costs incurred by OHI for rent, insurance, telephone, utilities, supplies, maintenance and travel, were allocated to the Company based upon the relationship of assets under the Company’s management to the combined total of those assets and OHI’s assets. Assets and costs in the formula are on a one-quarter lag basis. Such allocations were based on estimates and formulas that management believed to be reasonable. Allocated expenses for the three-month periods ending June 30, 2001 and 2000 were approximately $32,000 and $129,000, respectively, and for the nine-month periods ending June 30, 2001 and 2000 were approximately $99,000 and $507,000, respectively. Such allocations are based on estimates and formulas that management believes to be reasonable. The service agreement has expired. The Company and OHI are currently negotiating a new arrangement.

      OHI holds preferred Class C shares in the Company of $2.6 million at June 30,2001. At September 30, 2000, OHI held preferred Class B shares in the Company of $2.6 million. On February 28, 2001, the Company completed an equal exchange of Class C preferred shares for Class B preferred shares held by OHI. The preferred shares are entitled to cumulative undeclared dividends of $676,000 prior to any distribution to common shareholders. OHI also holds 1,163,061 shares of common stock.

      Temporary unsecured advances to Principal-UK in the amounts of $5,343,000 and $10,793,000 are outstanding at June 30, 2001 and September 30, 2000, respectively. Commencing March 5, 2001 the interest on the temporary advances is at 9.00% on the first £4.3 million of advances (approximately $6.1 million) and 15% on the advances in excess of £4.3 million, with the maximum temporary advance limit of £7 million (approximately $10 million). Prior to March 5, 2001, interest on the temporary advances was at 9.25%. Interest is paid monthly. Interest arising from temporary advances to Principal-UK included in interest income for the three-month periods ended June 30, 2001 and 2000 is approximately $123,000 and $351,000, respectively, and for the nine-month periods ending June 30, 2001 and 2000 is approximately $586,000 and $1,201,000. As of June 29, 2001, the temporary advances to Principal-UK became due. The Company is currently in negotiations with Principal-UK to extend the terms of the temporary advances. Until then the existing terms are still in place and Principal-UK has continued to make monthly interest payments. The Company’s management does not believe there is a collectability issue at this time, but will continue to monitor Principal-UK’s operation.

      A subordinated loan to Principal-UK in the amount of $23,805,000 is outstanding at June 30, 2001 and September 30, 2000, respectively. Interest on the subordinated loan is 12.93% at June 30, 2001 and September 30, 2000, is paid monthly. The loan matured on June 29, 2001. The Company is currently in negotiations with Principal-UK to extend the terms of the subordinated loan. Until then the existing terms are still in place and Principal-UK has continued to make monthly interest payments. The Company’s management does not believe there is a collectability issue at this time, but will continue to monitor Principal-UK’s operation. Interest arising from the subordinated loan to Principal-UK included in interest income for the three-month periods ended June 30, 2001 and 2000 is $753,000 and $776,000, respectively, and for the nine-months period ended June 30, 2001 and 2000 is $2,135,000 and $2,336,000, respectively.

      Fees from services provided to Principal-UK for the three-month periods ended June 30, 2001 and 2000 are $1,056,000 and $1,283,000, respectively, and for the nine-month periods ended June 30, 2001 and 2000 are $3,199,000 and $3,958,000, respectively.

      Fees from services provided to Principal-Australia for the three-month periods ended June 30, 2001 and 2000 are $309,000 and $256,000, respectively, and for the nine-month periods ending June 30, 2001 and 2000 are $899,000 and $753,000, respectively.

      Rent expense, included in direct cost of patient services, related to Idun’s leases with Principal-UK for the three-month periods ended June 30, 2001 and 2000 is approximately $3,359,000 and $3,557,000, respectively, and for the nine-month periods ended June 30, 2001 and 2000 is approximately $10,241,000 and $9,696,000, respectively.

Note J — Recognized Impairment of Investment (Moran Health Care (UK) Ltd.)

      On June 30, 2001, the Company evaluated the recoverability of its 19.9% investment in Moran Health Care (UK) Ltd. (“Moran”), which is accounted for under the cost method. Based on an analysis of the future cash flow expected to be received from Moran, the Company expensed the carrying value of its investment in Moran of $2,665,000 ($1,759,000 after tax).

      Similarly, the Company had various loans to Moran which were deemed to be unrecoverable at June 30, 2000. The Company in the current quarter provided a bad debt provision of $399,000, included in general, administrative and other expenses in the income statement, for the total amount of loans and interest receivable due from Moran.

Item 2 —	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      “Safe Harbor” Statement under the United States Private Securities Litigation Reform Act of 1995. Statements that are not historical facts contained in Management’s Discussion and Analysis are forward-looking statements that involve risks and uncertainties that could cause actual results to differ from projected results. Some of the factors that could cause actual results to differ materially include: the financial strength of the operators of the facilities owned by the Company’s investees as it affects their continuing ability to meet their obligations under the terms of the lease agreements; changes in operators or ownership of operators; government policy relating to the healthcare industry, including changes in the reimbursement levels; operators’ continued eligibility to participate in the government sponsored payment programs; changes in reimbursement by other third-party payors; occupancy levels at the facilities; the availability and cost of capital of the Company and its investees; the strength and financial resources of competitors of the Company and investees; the ability of investees to make additional real estate investments at attractive yields; and the ability of investees to obtain debt and equity capital at reasonable costs.

      Following is a discussion and analysis of the Company’s consolidated results of operations, financial condition and liquidity and capital resources. The discussion should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying footnotes.

Results of Operations

      The Company generates income from four primary sources: (1) fee income from providing investment advisory and management services; (2) interest income from providing financing to companies in the healthcare and healthcare financing industries; (3) operating nursing homes in the United Kingdom through its wholly-owned subsidiary, Idun Health Care Ltd. (“Idun”); and (4) equity in earnings of companies in the healthcare and healthcare financing industries. The Company’s results for the nine-months ended June 30, 2000 include only eight-months of Idun’s operations since its acquisition on November 1, 1999.

      Most of the Companies operations are in the United Kingdom and they transact business in the British Pound Sterling (“£”). Results are translated to US$ at average exchange rates for the period. For both the three-month period and the nine-month periods the £ has declined relative to the US$ by approximately 9% from the comparable period last year.

Revenues

      Patient services revenue from the Idun operations was $35,463,000 for the quarter ending June 30, 2001 compared with $36,890,000 for the quarter ending June 30, 2000. For the nine-month period revenue was $104,778,000 compared to $98,656,000 for the eight-months of Idun’s results included in the period ending June 30, 2000. After adjusting for exchange rate reductions, the three and nine-month results represent a 5% and 4%, respectively improvement over the prior year’s results. The average occupancy rate for the quarter was 90.0% compared to 87.6% for the comparable period last year. Increased marketing focus throughout Idun but specifically in the England homes that have lower occupancy than those in Scotland and Northern Ireland has improved occupancy rates. The Company acquired Idun with the intention of bringing occupancy up to levels required for profitability and is directing significant resources to this end.

      Fee income from Principal Finance Healthcare Limited (“Principal-UK”) for the quarter ending June 30, 2001 was $1,056,000 compared with $1,283,000 for the same period in 2000. For the nine-month period ending June 30, 2001, fee income from Principal-UK was $3,199,000 compared to $3,958,000 for the comparable period last year. The decrease is primarily due to the decrease in the exchange rate of the £ as well as adjustments to the value of assets under management that are defined by accounting principles generally accepted in the United Kingdom (“UK GAAP”). At June 30, 2001 assets under management totaled £306 million compared with (pound)310 million at June 30, 2000. Fee income from Principal Healthcare Finance Trust (“Principal-Australia”) increased to $309,000 for the quarter ending June 30, 2001 from $256,000 for the quarter ending June 30, 2000 due to the growth of assets under management to A$208 million at June 30, 2001 from A$187 million at June 30, 2000, which is also responsible for the 19% growth for the nine-month period.

      Interest income from Principal-UK for the quarter ending June 30, 2001 was $876,000 compared with $1,127,000 for the same period in 2000. For the nine-month period ending June 30, 2001, interest income from Principal-UK was $2,721,000 compared to $3,537,000 for the comparable period last year. In addition to the exchange rate impact discussed above, the reduction is reflective of principal repayments on the temporary unsecured advances of $13,0255,000 over the past 21 months.

Expenses

      Direct cost of patient services was $35,724,000 for the quarter ending June 30, 2001 compared with $38,376,000 for the quarter ending June 30, 2000. Direct cost of patient services is incurred in running the Idun subsidiary’s nursing homes in the United Kingdom. They exceed patient service revenues due to staff cost pressures. Minimum wage increases and increased costs of temporary services and overtime have pushed costs up faster than government-determined fees. In addition, the long-term nature of the Company’s operating leases with scheduled rent increases results in significant (approximately $280,000 per month) non-cash rent expense. The Idun nursing homes were unprofitable under previous management. The Company has made progress as direct cost of patient services as a percentage of patient service revenues declined to 101% for the three-month period ending June 30, 2001 compared with 104% for the same period in 2000.

      Direct costs of asset management for the nine-month period increased 4% while general, administrative and other expenses increased 22%.

      Interest expense for the three-month period ending June 30, 2001 was $110,000 compared with $247,000 for the same period in 2000. For the nine-month period ending June 30, 2001, interest expense was $466,000 compared to $855,000 for the comparable period last year. These decreases are primarily the result of the principal payments totaling $11,825,000 over the past 21 months on the bank credit agreement with Fleet and Harris Banks.

      During the current quarter, the Company recorded a foreign currency exchange loss of $316,000. The continued decline in the £ relative to the US$, coupled with the currency exposure at quarter-end of certain receivables and cash, resulted in an asset write-down of $844,000, net of foreign currency exchange hedge gains of $528,000 realized during the quarter.

      Non-recurring expenses for the quarter and nine-month periods ending June 30, 2000 was $552,000 and $683,000, respectively compared with $437,000 for the same periods in 2000. Non-recurring expenses represent legal fees in pursuing strategic alternatives and analyzing issues associated with the previously announced offer of a third party to purchase the Company’s investment in Principal-UK, which has subsequently been withdrawn.

Other

      Equity in earnings of Principal-UK increased to $556,000 in the current year quarter from $403,000 in the prior year quarter. Equity in earnings of Principal-UK for the nine-month period increased to $1,560,000 from $1,016,000. The Company’s ownership percentage in Principal-UK has remained constant at 33.375%. The overall increase in income for the nine-month period is due to a non-recurring gain from interest-rate hedge instruments of approximately $593,000, recorded in the second quarter of fiscal 2001, as well as reduced fees to the Company and lower interest expense. These improvements more than offset the £ exchange rate reduction. Equity in earnings of Principal-Australia was affected by the amortization of costs associated with implementing an A$100 million line of credit to finance future growth.

      In December 2000, the Company sold it’s interest in the common stock of Essex Healthcare Corporation (“Essex”) for $325,000, which approximated book value and accordingly no income or loss is booked in the current quarter. Until December 1, 2000, the Company held approximately 47% of the common shares of Essex Healthcare Corporation, an Atlanta-based private operator of skilled nursing facilities. The Company’s proportionate share of Essex’s income was $26,000 in the first fiscal quarter compared with income of $24,000 in the prior year nine-month period.

      At June 30, 2001, the Company evaluated the recoverability of its 19.9% investment in Moran Health Care (UK) Ltd. (“Moran”), which is accounted for under the cost method. Based on an analysis of the future cash flow expected to be received from Moran, the Company expensed the carrying value of its investment in Moran of $2,665,000, in the third quarter.

      The Company’s effective tax rate on a year-to-date basis varies from the federal statutory rate of 34% due to the benefit of available foreign tax credits on equity in earnings of Principal Healthcare Finance Limited which is reported after UK tax expense.

Liquidity and Capital Resources

      As of June 28, 2001, the Company has repaid its corporate debt under its line of credit agreement with Fleet Bank, N.A. and Harris Trust and Savings Bank. No further borrowings may be made under this agreement.

      Cash on hand of over $3 million is adequate to meet its potential obligations. Idun continues to generate adequate cash to fund maturities of its debt as it becomes due and to maintain and enhance its nursing home facilities, although temporary advances will be required for seasonal fluctuations. The Company has adequate resources to meet both its short-term and long-term capital requirements. As previously announced, the Company continues to pursue strategic alternatives to maximize shareholder value and is exploring the sale of certain of its underlying assets.

Impact of Recently Issued Accounting Standards

      In the first quarter of fiscal year 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The adoption of SFAS No. 133 did not have a significant effect on the Company’s consolidated results of operations or financial position.

Item 3. Qualitative and Quantitative Disclosure About Market Risk

      The Company is exposed to various market risks. Market risk is the potential loss arising from adverse changes in market interest rates and prices, such as foreign currency exchange rates, interest rates and inflation indices.

Foreign Currency Exchange Rate Risk

      A significant portion of the Company’s assets are denominated in either the British Pound Sterling (“pound sterling ”) or the Australian Dollar (“A$”). The following summarizes these assets and their carrying amounts at June 30, 2001:

Net operating assets of Idun (pound sterling )	$18,149

Investment in Principal-UK (pound sterling )	9,697

Loans to Principal-UK (pound sterling )	29,148

Other UK investments (pound sterling )	656

Investment in Principal-Australia (A$)	6,981

Total	$64,631

      The loans to Principal-UK are due on demand. The investments have no maturity date. The Company has entered into forward currency contracts at June 30, 2001 related to $38,489,000 of the assets listed above. Due to the percentage of the assets hedged and the long-term nature of the investments, the Company considers its exposure to currency risk to be minor. However, the loans to Principal-UK are subject to foreign currency exchange rate risk.

Interest Rate Risk.

      All of the $4.2 million in debt outstanding at June 30, 2001 fluctuates with LIBOR or a similar benchmark. In addition, the Company’s return on its $1.8 million of cash restricted as collateral to these loans fluctuates with LIBOR. The remaining debt, net of restricted cash on deposit is $2,413,000. At these levels, a 1% increase in the LIBOR rate will result in an annual increase in expense of $24,130 to the Company.

Inflation Indices Risk.

      In addition to being subject to inflation increases in its operating costs and corresponding increases in its revenues, Idun’s lease expense is subject to annual inflation adjustments based on the increase in consumer indices in the United Kingdom. Annual adjustments, to the extent such amounts exceed minimum levels reflected in the straight-line rent computation, will increase Idun’s lease expense. Principal-UK will have a corresponding benefit in lease income as most of its leases contain similar clauses.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

      None

Item 2. Change in Securities and Use of Proceeds

      None

Item 3. Defaults upon Senior Securities

      None

Item 4. Submission of Matters to a Vote of Security Holders

      None

Item 5. Other Information

Robert Parker resigned as Director effective June 29, 2001 Todd P. Robinson appointed as Director effective July 17, 2001 Todd P. Robinson appointed as Chief Executive Officer effective July 25, 2001

Item 6. Exhibits and Reports on Form 8-K:

      (a)  Exhibit — the following exhibit is filed herewith:

Exhibit	Description

None

      (b)  Reports on Form 8-K — none were filed.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

OMEGA WORLDWIDE, INC.
Registrant

By	/s/ TODD P. ROBINSON

Todd P. Robinson
Chief Executive Officer

August 13, 2001