Form 10-K
period 2001-09-30
OMEGA WORLDWIDE INC
filed 2001-12-28
CIK 1051964

________________________________________________________________________________

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended September 30, 2001

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $.10 Par Value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     The aggregate market value of the voting stock of the registrant held by non-affiliates was $13,210,504 based on the $1.60 closing price per share for such stock on the NASDAQ National Market on December 14, 2001.

     As of December 14, 2001, there were 12,354,553 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant’s Proxy Statement for its Annual Meeting of Shareholders which is expected to be filed with the Commission on or about January 27, 2002, are incorporated herein by reference as indicated herein.

PART I

Item 1 — Business of the Company

      The business of the Company is to provide asset management services and management advisory services, as well as equity and debt capital, to the healthcare industry, particularly residential healthcare services to the elderly. The Company has established financing activities in the United Kingdom, the Commonwealth of Australia and New Zealand. The Company also operates nursing homes under leasehold rights in the United Kingdom.

      The Company has provided seed equity and debt capital to enable the establishment of operating or financing firms, identifying high quality management personnel and providing financial support to such companies. The objective of the Company is to invest in equity positions in such firms, to provide continuing support while such firms are not public, and to secure local capital as the major source of the growth capital for expansion and development of such firms. The result is to enable such firms to access capital markets in the locales in which services are provided.

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

      Principal-UK is, as of the date of this report, the owner of 231 long-term care facilities, primarily nursing homes, subject to long-term, triple-net leases to 13 operating companies in the United Kingdom. Principal-UK’s revenues for the year ending August 31, 2001 totaled $67.8 million, assets totaled $532.0 million and net earnings totaled $4.4 million. Principal-UK has employed fixed-rate financing in which it attempts to match the term of assets and liabilities. Its rental agreements provide annual increases in rentals in 30-year terms, generally in accordance with the British consumer price index. Principal-UK has financed its activities through the issuance of long-term, fixed-rate securitized debt. Its initial securitization was issued in December 1997 in the amount of £150.0 million, repayable in the years 2025 and 2027. In March 1999, a second securitization was issued in the amount of £122.0 million, repayable in the years 2027 and 2029. Pursuant to a contract expiring on December 31, 2002 and asset management agreements continuing for the terms of the securitizations, the Company provides management services to Principal-UK for a fee equal to 0.9% of assets managed. Both securitizations have maturities that are consistent with the term of the leases with respect to the facilities financed.

      As of August 31, 2001, Principal-UK has $69.1 million of mortgage, loan and subordinated notes payable past due, including $27.6 million due to the Company and an additional $11.8 million due by January 31, 2002. Principal-UK is currently in negotiations with its lenders, including the Company, to extend the maturity dates and terms of the notes. If Principal-UK is unable to extend the maturity dates and terms with these lenders, Principal-UK will look to (1) obtain alternative financing from other financial institutions, or (2) the potential sale of certain assets as sources of cash to repay the amounts outstanding under such mortgage, loan and notes payable. Although Principal-UK continues to maintain its periodic payments requirements under the original terms of the above indebtedness, there can be no assurance that one or all of the affected lenders will not demand payment of such indebtedness immediately. This condition raises doubt about Principal-UK ’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments to reflect the possible future effects on the recoverability of investments in and advances made to Principal-UK of $36.7 million at September 30, 2001 that may result from the outcome to the above uncertainty. The realization of the subordinated loans to and the Company’s investment in Principal-UK is dependent upon the resolution of this uncertainty. See Note 2 to the Company’s consolidated financial statements for further information.

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

      Principal-Australia triple-net leased its nursing homes and assisted living units to an affiliate of Moran Health Care Group Pty Limited (“Moran-Australia”), the largest operator of long-term care and assisted living facilities in Australia, for an initial term of 30 years. On November 12, 1998, Principal-Australia completed the first phase of a purchase and leaseback transaction, also with Moran-Australia, which encompassed 30 long-term care facilities in Victoria, New South Wales and Western Australia. In phase one of the transaction, an affiliate of Moran-Australia sold 25 homes to Principal-Australia for A$80.0 million and immediately leased them back for an initial 30-year term. Simultaneously, phase two of the agreement called for Principal-Australia to acquire, upon completion and rent-up to stabilized occupancy, five additional Victoria facilities from an affiliate of Moran-Australia for an aggregate purchase price of A$10.5 million. Phase two was completed in March 1999. As of September 30, 2001, Principal-Australia owns and leases 45 nursing facilities and 483 assisted living facilities in Australia and New Zealand. Pursuant to a contract expiring December 31, 2007 and an asset management agreement continuing for the term of the long-term financing referred to above, the Company provides management services to Principal-Australia for a fee equal to 0.9% of assets managed.

      On October 31, 1999 the Company, through its wholly-owned subsidiary, Idun Health Care Limited (“Idun”), acquired the operating subsidiaries of Tamaris, plc, a nursing home operating company in the United Kingdom. The 48 subsidiaries acquired operated 119 nursing homes located throughout England, Scotland and Northern Ireland. The acquisition was accounted for under the purchase method of accounting. The fair market value of the net assets at the date of acquisition, in the opinion of management, was $7.2 million. Fixed assets included in the $7.2 million amount have been written down by $3.5 million as prescribed by accounting principles generally accepted in the United States, to report net assets equal to the purchase price.

      The Company (until December 1, 2000) held approximately 47% of the outstanding common shares of Essex Healthcare Corporation (“Essex”) and an affiliate, Atrium Living Centers, Inc. an Atlanta-based private operator of skilled nursing facilities, which it acquired in connection with its initial establishment. Essex’s primary activities are in Ohio, where it operates 68 long-term care and assisted living facilities (approximately 4,200 beds). It also manages 55 facilities (approximately 2,800 beds) in Indiana, Wisconsin, Michigan and Texas. As of December 1, 2000, the Company’s investment in Essex, was sold to Essex for $325,000 in cash, which approximates its book value. The Company accounted for this investment using the equity method.

      In August 1998, the Company acquired from a subsidiary of Principal-UK for £640,000 a 19.9% interest in Moran Health Care (UK) Limited (“Moran-UK”), the sole shareholder of Baneberry Healthcare (“Baneberry”), a United Kingdom operating company engaged in the business of providing healthcare services in Northern Ireland and leases its facilities from Principal-UK. Baneberry was previously financed by

Principal-UK. Moran-UK is an affiliate of Moran-Australia, the operator of most of the long-term care facilities in Australia that are owned by Principal-Australia. On June 30, 2001, the Company evaluated the recoverability of its 19.9% investment in Moran-UK, which is accounted for under the cost method. Based on an analysis of the future cash flow expected to be received from Moran-UK, the Company expensed the carrying value of its investment in Moran-UK of $2.7 million. In addition, the Company had various loans and related accrued interest to Moran-UK which were deemed to be unrecoverable for which the Company provided a bad debt provision of $399,000 (included in general, administrative and other expenses). On December 1, 2001, Principal-UK appointed Receivers to administer the operations of certain subsidiaries of Moran-UK, when Moran-Australia, the 80.1% shareholder, withdrew its financial support. Principal-UK expects to assign to another nursing home operator the leases on its facilities previously operated by Moran-UK.

Employees

      At December 14, 2001, the Company employed eleven persons in its operating office in London, England, three persons in its operating office in Sydney, Australia, and two persons at the Company’s executive offices in Ann Arbor, Michigan. Idun employs approximately 7,800 employees in the nursing home operations throughout the United Kingdom. The Company believes that its relationship with its employees is satisfactory.

Services Agreements

      Pursuant to the provisions of a services agreement between Omega Healthcare and the Company in the years 2000 and 1999, indirect costs incurred by Omega Healthcare, including compensation of shared executive officers and related support personnel, and costs incurred by Omega Healthcare for rent, insurance, telephone, utilities, supplies, maintenance and travel, were allocated to the Company based upon the relationship of assets under the Company’s management to the combined total of those assets and Omega Healthcare’s assets. Assets and costs in the formula were on a one-quarter lag basis. Such allocations were based on estimates and formulas that management believed to be reasonable. In July 2000, the Company and Omega Healthcare had negotiated a new arrangement for a quarterly fee of $37,500 which excludes previously provided services, most significantly, those of shared executives. This quarterly fee was amended again in November 2000 to $32,500 per quarter. Incurred expenses for the years ending September 30, 2001, 2000 and 1999 were approximately $132,000, $544,000 and $768,000 respectively.

Investment Objectives

      The investment objectives of the Company continue to be:

1. To extend its franchise value by providing and financing long-term care services to the elderly.

2.	To expand its asset management business by establishing new financing entities and establishing relationships with strong operating companies to extend and expand assets under management.

3.	To expand the Company’s ability to provide financial capital to develop, expand and consolidate nursing home operating companies, primarily outside the United States.

4.	To grow the capital value of the Company through prudent use of leverage, extension of its franchise value and the application of the intellectual capital of the Company to investment opportunities in Europe and Australia.

      As previously announced, the Company has undertaken a process of exploring strategic alternatives, and has initiated discussions with Principal-UK regarding a possible business combination between the two companies. There can be no assurance any such transaction will be arranged. There is no expectation or intent in the near-term to pay a dividend on common stock.

Financial information about foreign and domestic operations.

      The information required by this item is incorporated herein by reference to Note 13 the “Business Segment Information” on page F-19 of the Company’s consolidated financial statements.

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

      Although Principal-UK plans to increase the number of healthcare operators it finances, currently over 50% of Principal-UK’s rents are derived from rent payments received from four operators, including Idun and Moran-UK. Principal-Australia also plans to increase the number of healthcare operators it finances, but presently most of its assets are operated by and leased to affiliates of Moran-Australia. Thus, the results of operations and financial condition of Principal-UK and Principal-Australia will be dependent upon the ability of these tenants to meet their obligations under their agreements with Principal-UK and Principal-Australia.

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

Directors and Executive Officers of Omega Worldwide

      Set forth below is information as of December 18, 2001 regarding (i) current Directors of the Company, who will serve until the term expires at the indicated annual meeting of shareholders or until their successors are elected, and (ii) the current executive officers of the Company, who are elected to serve at the discretion of the Board of Directors.

	Term
Name	Expires	Age	Positions

Essel W. Bailey, Jr.	2002	57	Director

James A. Eden	2003	64	Chairman of the Board of Directors

James P. Flaherty	2001	54	Director

Thomas F. Franke	2001	72	Director

Anil K. Gupta	2003	52	Director

Mark D. Gosling	—	37	Vice President and Treasurer

Harold J. Kloosterman	2002	59	Director

Bernard J. Korman	2003	70	Director

John Storey	—	33	Vice President and Secretary

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

      Mr. Eden has been a Director of the Company since April 1998. He was elected Chairman of the Board of the Company in July 2000. He is President and principal owner of Eden & Associates, Inc., which provides consulting services to the senior living and long-term care industries. He is also President and principal owner of Senior Living Properties, LLC, and serves as Chairman and Chief Executive Officer of Oakwood Living Centers, Inc., which owns and operates 7 nursing homes in Massachusetts and Virginia. From 1976 to 1992, he held various positions in healthcare at Marriott Corporation ultimately, as Executive Vice President and General Manager of its Senior Living Services Division. Mr. Eden is also a Director of Alliance for Aging Research and United Vanguard Homes. Mr. Eden was a Director Omega Healthcare until July 2000.

      Mr. Flaherty joined Omega Healthcare in 1996 and was appointed Vice President-International of Omega Healthcare and Chief Executive of Omega (UK) Limited in January 1997. Mr. Flaherty was appointed Chief Operating Officer of the Company in April 1998 and President from July 2000, until September 2001, when he ceased to be an employee. He has been a Director of the Company since July 2000. Before he joined Omega Healthcare, Mr. Flaherty was Chairman of Black Rock Capital Corporation, a leasing and merchant banking firm he founded in 1994. From April 1991 until December 1993, Mr. Flaherty was Managing Partner of Pareto Partners, a London based investment management firm. Prior to 1991, he was employed by American Express Bank Ltd. in London and Geneva in a number of senior management capacities and by State National Bank of Connecticut and its successor, The Connecticut Bank & Trust Co.

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

      Mr. Gosling joined the Company in June 1999 as Finance Director of Omega (UK) Limited. From 1999 to 2001 he was also was also Finance Director of Idun. He was appointed Vice President and Treasurer in April 2001. From 1995 to 1999 he was Group Corporate Finance Manager at Heron International, a large UK private property group. Previously he was with NM Rothschild & Sons, a UK investment bank, and Price Waterhouse.

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

      Mr. Korman has been a Director of the Company since April 1998. He is Chairman of the Board of Trustees of Philadelphia Health Care Trust, a private foundation. He formerly was President, Chief Executive Officer and Director of MEDIQ Incorporated (health care services) from 1977 to 1995. Mr. Korman has been a Director of Omega Healthcare since 1993 and also is a Director of the following public companies: The New America High Income Fund (financial services), The Pep Boys, Inc. (auto supplies), and Kramont Realty Trust (real estate investment trust), and NutraMax Products, Inc. (consumer health care products).

      Mr. Storey joined the Company in January 1998 as Director for Omega (UK) Limited. He was appointed Vice President and Secretary in April 2001. Previously he was a senior lawyer in the commercial property department of Simmons & Simmons, Principal-UK’s legal advisor and one of London’s largest law firms.

      Todd P. Robinson was appointed Chief Executive Officer and Director on July 25, 2001 and resigned as Chief Executive Officer and Director on December 17, 2001. The Company is currently conducting a review of candidates for a new Chief Executive Officer.

      The Company believes that all filings required to be made pursuant to Section 16(a) of the Securities Exchange Act of 1934 were timely made.

Item 2 — Properties

      At September 30, 2001, the Company’s owned property consists of two purchased nursing homes located in the United Kingdom, operated by subsidiaries of Idun. Subsidiaries of Idun are the tenants of 127 nursing homes located throughout the United Kingdom.

Item 3 — Legal Proceedings

      There were no legal proceedings pending as of September 30, 2001, or as of the date of this report, to which the Company is a party or to which the properties are subject, other than those incurred in the normal course of operating the Idun nursing homes. In the opinion of management, the resolution of these cases will not result in a material adverse impact to the Company.

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

PART II

Item 5 — Market for Registrant’s Common Equity and Related Shareholder Matters

      The Company’s shares of common stock are traded on the NASDAQ National Market System under the symbol OWWI. The following tables sets forth, for the periods shown, the high and low closing prices reported on the NASDAQ National Market System:

Fiscal Year Ending September 30, 2001			Fiscal Year Ending September 30, 2000

Quarter	High	Low	Quarter	High	Low

First	$2.625	$1.750	First	$4.656	$3.625
Second	$2.438	$1.750	Second	$5.063	$4.188
Third	$2.900	$2.300	Third	$4.688	$3.625
Fourth	$2.260	$1.750	Fourth	$3.875	$2.125

      The closing price quoted on the NASDAQ National Market System on December 14, 2001 was $1.60 per share. As of December 14, 2001, there are 12,354,553 shares of common stock outstanding with 2,000 registered holders and approximately 12,000 beneficial owners. The Company did not pay any dividends on its common stock during fiscal year 2001 or fiscal year 2000. The Company does not expect to pay any dividends in the near term on its common stock.

Item 6 — Selected Financial Data

      The following selected financial data should be used in conjunction with the Company’s consolidated financial statements appearing elsewhere herein (In thousands, except per share data):

	Year Ended September 30,

	2001	2000	1999

Revenues	$151,164	$145,609	$14,753

Operating income (loss)	(303)	1,428	7,852

Equity in earnings of Principal Healthcare Finance Limited	1,404	1,468	1,223

Equity in earnings of Principal Healthcare Finance Trust	346	485	484

Equity in earnings (loss) of Essex Healthcare, Inc.	26	10	(282)

Loss on disposal of plant, property and equipment by subsidiary	(408)	—	—

Recognized impairment of investment (Moran-UK)	(2,665)	—	—

Gain on dilution of interest in Principal Healthcare Finance Trust	—	—	951

Recognized impairment of investment (Tamaris plc)	—	—	(938)

Income tax (provision) benefit	(800)	18	(2,389)

Net earnings (loss)	(1,103)	1,446	5,463

Net earnings (loss) available to common shareholders	(1,311)	1,238	5,255

Earnings (loss) per common share, basic	(0.11)	0.10	0.43

Earnings (loss) per common share, diluted	(0.11)	0.10	0.43

Average shares outstanding, basic	12,343	12,297	12,261

Average shares outstanding, diluted	12,343	12,345	12,262

	September 30,

	2001	2000

Balance Sheet Data

Current assets	$21,596	$16,990

Total assets	86,168	92,500

Total current liabilities	19,893	24,097

Long-term debt	1,587	2,323

Other long-term liabilities	208	322

Total shareholder’s equity	64,480	65,758

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

Results of Operations

      When the Company was formed, it generated revenues from three primary sources: (1) fee income from providing investment advisory and management services; (2) interest income from providing financing to companies in the healthcare and healthcare financing industries; and (3) equity in earnings of companies in the healthcare and healthcare financing industries. In the first quarter of fiscal year 2000, the Company added a fourth significant source of revenue when it acquired, through its wholly-owned subsidiary, Idun, then 119 nursing homes in the United Kingdom. Company results for the year ended September 30, 2001 include a full year of Idun’s operations, while results for the year ended September 30, 2000 include eleven months of Idun’s operations since the date of acquisition.

      Prior to April 1, 1999, Principal-Australia was reported on a consolidated basis; currently Principal-Australia is 47% owned by the Company, and is reported under the equity method.

Revenues

      Patient services revenue from Idun’s operations for the fiscal year 2001 was $140.2 million and $134.7 million for the eleven-months ending September 30, 2000. Occupancy grew to 90.7% at year-end compared to 90.5% last year-end. The improvement is the result of the continued improvement in the occupancy rate of the homes located in England, which have historically had lower occupancy than those homes in Scotland and Northern Ireland. Idun is committed to its marketing efforts and improving the operations of the homes under management in order to become profitable in the near future.

      Fee income from Principal-UK was $4.2 million for the fiscal year 2001, compared to $5.0 million and $4.9 million, respectively, for the two prior fiscal years. The terms of the Company’s agreement with Principal-UK call for a fee equal to 90 basis points multiplied by the value of Principal-UK invested assets under management by the Company as computed using UK GAAP. Average assets under management at Principal-UK were £303.0 million, £305.0 million and £283.0 million for fiscal years 2001, 2000 and 1999, respectively. The decrease in fees in the current year is the result of the reduced value of the British pound sterling versus the US dollar. At year-end, assets under management stood at £282.0 million. The fee agreement with Principal-UK is scheduled to expire on December 31, 2002. The Company’s underlying asset management and advisory contracts with the Trustees of Principal-UK’s bonds continue on similar terms to the fee arrangement with Principal-UK until maturity of the bonds between 2025 and 2029.

      Fee income from Principal-Australia was $1.2 million for the fiscal year 2001, compared to $1.0 million for the fiscal year 2000 and $405,000 for the fiscal year 1999. Prior to April 1, 1999, Principal-Australia fees were eliminated as a result of consolidation. The terms of Principal-Australia’s agreement call for a fee equal to 90 basis points multiplied by the value of Principal-Australia’s assets under management by the Company, as computed under Australian GAAP. Average assets under management in Australia increased to A$221.0 million, for the year, compared to A$180.0 million and A$119.0 million for the previous two years. Principal-Australia’s assets under management at year-end were A$225.0 million.

      Interest income from Principal-UK was $3.7 million for fiscal year 2001, compared to $4.6 million and $4.8 million, respectively, for the two prior fiscal periods. Interest income is earned on £15.0 million of subordinated debt and temporary cash advances as required by Principal-UK. The subordinated debt with Principal-UK matured on June 29, 2001 and the Company is currently in negotiations to extend the maturity date and terms of the subordinated debt. Additionally since June 29, 2001, the interest rate for the subordinated debt has been 15.93%. Prior to June 29, 2001, the interest rate was at 12.93% from July 1, 2000 to June 29, 2001, and 12.55% from July 1, 1999 to June 30, 2000. Commencing March 5, 2001 the interest on temporary advances is at 9.00% on the first £4.3 million of advances (approximately $6.1 million) and 15% on the advances in excess of £4.3 million, with the maximum temporary advance limit of £7.0 million (approximately $10.0 million). Prior to March 5, 2001, interest on the temporary advances was fixed at 9.25%. Average balances outstanding were £5.1 million, £10.2 million and £11.0 million for the fiscal years 2001, 2000 and 1999, respectively.

      During 2001, the Company terminated one of its currency hedges resulting in net gains of $528,000, while the underlying receivables and cash, which were no longer hedged, required a write-up adjustment of $179,000, resulting in a net foreign currency exchange gain of $707,000. There are no material amounts of exchange gains or losses during the fiscal years ended September 30, 2000 and 1999, respectively.

      During 2001, the Company recognized a $438,000 gain as a result of recording the fair value of its foreign currency forward contracts, as of September 30, 2001. This gain is included in other income.

      Rental income in fiscal year 1999 relates to the period when Principal-Australia was a consolidated entity. The rental income was a result of the consolidation of six-months’ of Principal-Australia activity in fiscal year 1999.

Expenses

      Cost of patient services is incurred in running the Idun nursing homes in the United Kingdom. For the fiscal year 2001 it was $142.4 million and for the eleven-months ended September 30, 2000 was $139.7 million. Minimum wage increases and increased costs of temporary employee services and overtime have pushed costs up faster than government-determined fees. In addition, the long-term nature of the Company’s operating leases, with scheduled rent increases, results in significant ($3.4 million and $3.6 million for fiscal years 2001 and 2000, respectively) non-cash rent expense under accounting principles generally accepted in the United States (“US GAAP”). The Idun nursing homes were unprofitable under previous management. The Company has made progress during the last twenty-three months and expects to further streamline operations and improve management practices in the year ahead. Under accounting principles generally accepted in the United Kingdom (“UK GAAP”), Idun in fiscal year 2001 had an operating profit (before interest) of £979,000 (approximately $1.4 million).

      The total direct cost of asset management, declined by $91,000 from the comparable period last year. The increase in general, administrative and other expenses in the current year is $1.4 million from the comparable period last year. This year’s increase was attributable to four areas: (1) Increase in legal expense of $643,000 was due to the legal expenses incurred in negotiations between the Company and Principal-UK and other potential purchasers of the Company’s assets; (2) Increase in consulting expenses of $494,000 as the Company hired an investment banker to provide financial advice in connection with the potential sale, merger, consolidation or other business combinations during the current year; (3) Increase in audit and tax expense of $244,000 due to their involvement in advising on the potential restructuring of the Company’s corporate and tax structure during the year; and (4) Increase in Director fees and director expenses of $315,000, due to the increased number of meetings during the year. These increases were partially offset by the decline of expenses allocated to the Company from Omega Healthcare in the current year of $412,000. This decline was the result of certain services previously provided by shared executives, legal counsel and personnel, which were eliminated or reduced significantly last July 1, 2000.

      Interest expense in the current year decreased as the result of the Company paying off its $4.8 million bank credit agreement in June 2001.

      Non-recurring expenses in the current year were $924,000, compared to $497,000 in the prior year. Non-recurring expenses represent costs incurred in pursuing strategic alternatives and analyzing issues associated with the previously announced offer of a third-party to purchase the Company’s investment in Principal-UK, which has subsequently been withdrawn.

Other

      Equity earnings of Principal-UK decreased to $1.4 million in the current year from $1.5 million in the prior year. The Company’s ownership percentage in Principal-UK has remained constant at 33.375%. The decreased in income is due to the widening losses in Principal-UK’s care home operation subsidiary and the decline in value during fiscal year 2001 of the British pound sterling in relation to the U.S. dollar. Equity earnings of Principal-Australia decreased to $346,000 in the current year from $485,000 in the prior year. The Company’s ownership percentage in Principal-Australia has remained at 47% in fiscal year 2001 and 2000.

The decreased in income is due to increases in operating expenses of Principal-Australia and the decline in value during fiscal year 2001 of the Australian dollar in relation to the U.S. dollar.

      During the current year, Idun disposed of two of its healthcare properties resulting in a loss of $408,000. Also in fiscal year 2001, the Company evaluated the recoverability of its 19.9% investment in Moran-UK, which is accounted for under the cost method. Moran-UK operated nursing home facilities leased from Principal-UK and located in the United Kingdom. Based on an analysis of the future cash flow expected to be received from Moran-UK, the Company expensed the carrying value of its investment in Moran-UK of $2.7 million.

      The Company’s effective tax rate on a year-to-date basis varies from the federal statutory rate of 34% due to the benefit available from foreign tax credits on equity in earnings of Principal-UK which is reported after UK tax expense.

Liquidity and Capital Resources

      All of the Company’s $4.1 million of outstanding debt at year-end is the obligation of Idun. The Company repaid in full its $4.8 million debt with Fleet Bank, NA, and Harris Trust and Savings Bank on June 29, 2001 and has no other debt outstanding as of September 30, 2001. The Company anticipates the need to invest approximately $1.6 million of additional capital in Idun in order to cover operations and fund required capital improvements over the next fiscal year. The Company has sufficient cash on hand and expects cash from fees and interest income net of expense to be approximately $4.1 million on an annual basis.

      As of August 31, 2001, Principal-UK has $69.1 million of mortgage, loan and subordinated notes payable past due, including $27.6 million due to the Company and an additional $11.8 million due by January 31, 2002. Principal-UK is currently in negotiations with its lenders, including the Company, to extend the maturity dates and terms of the notes. If Principal-UK is unable to extend the maturity dates and terms with these lenders, Principal-UK will look to (1) obtain alternative financing from other financial institutions, or (2) the potential sale of certain assets as sources of cash to repay the amounts outstanding under such mortgage, loan and notes payable. Although Principal-UK continues to maintain its periodic payments requirements under the original terms of the above indebtedness, there can be no assurance that one or all of the affected lenders will not demand payment of such indebtedness immediately. This condition raises doubt about the Principal-UK’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments to reflect the possible future effects on the recoverability of investment in advances made to Principal-UK of $36.7 million at September 30, 2001 that may result from the outcome to the above uncertainty. The realization of the subordinated loans to and the Company’s investment in Principal-UK is dependent upon the resolution of this uncertainty.

      The Company does not anticipate any changes in the availability or terms of its financing in the near future. In addition, the Company does not anticipate any increase in costs or change in the availability in its insurance coverage.

Impact of Recently Issued Accounting Standards

      In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards No. 141, Business Combinations (“FAS 141”), and No. 142, Goodwill and Other Intangible Assets (“FAS 142”). FAS 141 eliminated the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001 and is effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. FAS 142, which includes the requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them, will be effective for fiscal years beginning after December 15, 2001. The Company will adopt the FAS 142 effective October 1, 2001 and does not expect a material impact on the consolidated financial statements.

      In October 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”). FAS 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, however it retains the fundamental provisions of that statement related to the recognition and measurement of the impairment of long-lived assets to be “held and used.” In addition, FAS 144 provides more guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset to be disposed of other than by sale (e.g. abandoned) be classified as “held and used” until it is disposed of, and establishes more restrictive criteria to classify an asset as “held for sale.” FAS 144 is effective for year-ends beginning after December 15, 2001, but the Company will adopt the FAS 144 effective October 1, 2001 and does not expect a material impact on the consolidated financial statements.

Item 7a. Quantitative and Qualitative Disclosure about Market Risk

      The Company is exposed to various market risks. Market risk is the potential loss arising from adverse changes in market interest rates and prices, such as short-term borrowing and foreign currency exchange rates. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. The Company enters into forward foreign currency contracts, principally to protect against currency fluctuations in its investments denominated in foreign currencies, thereby limiting the Company’s risk that would otherwise result from changes in exchange rates. At September 30, 2001, the Company had outstanding a British pound sterling forward currency contract to exchange £20.0 million for $31.8 million to mature on October 15, 2007, and an Australian dollar forward currency contract to exchange A$11.0 million for $6.7 million to mature on July 3, 2003. From time to time, the Company also may obtain forward currency contracts for its foreign currency exposure relative to temporary loans to Principal-UK and Idun, however at September 30, 2001, the Company had no such forward currency contracts. Because of the Company’s foreign exchange contracts, its sensitivity to foreign exchange currency exposure is considered partially mitigated. Most components of the Company’s income are earned in currencies other than the dollar and are subject to fluctuation.

      Idun’s lease expense is subject to annual inflation adjustments, which would be partially offset by increased equity in earnings of Principal-UK as most of its leases have annual inflation adjustments and Idun leases a number of its facilities from Principal-UK.

      The following table provides information about the Company’s notes payable and the sensitivity to changes in interest rates:

	Principal Amount by Expected Maturity
	Average Interest Rate

	2002	2003	2004	2005	2006	Thereafter	Total

	(Dollar amount in thousands)

Variable rate amount	$2,514	$133	$99	$99	$99	$1,157	$4,101

Weighted-average interest rate (1)	8.08%	7.33%	7.33%	7.33%	7.33%	7.33%	7.79%

(1)	The weighted average interest rates are based upon the rates in effect as of September 30, 2001. See Note 8 to the Company’s consolidated financial statements for additional information. If the interest rate increased on our variable rate debt by one percentage point, the annual interest expense would increase $410.

Item 8 — Financial Statements and Supplementary Data

      The consolidated financial statements and report of independent auditors are filed as part of this report on pages F-1 through F-21.

Item 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10 — Directors and Executive Officers of the Registrant

      Located in Part I as permitted by Instruction 3 to Item 401(b) of Regulation S-K.

Item 11 — Executive Compensation

      The information required by this item is incorporated by reference to the Company’s definitive proxy statement for the 2001 Annual Meeting of Shareholders, which is expected to be filed on or about January 27, 2002 with the Securities and Exchange Commission pursuant to Regulation 14A.

Item 12 — Security Ownership of Certain Beneficial Owners and Management

      The information required by this item is incorporated by reference to the Company’s definitive proxy statement for the 2001 Annual Meeting of Shareholders, which is expected to be filed on or about January 27, 2002 with the Securities and Exchange Commission pursuant to Regulation 14A.

Item 13 — Certain Relationships and Related Transactions

      The information required by this item is incorporated by reference to the Company’s definitive proxy statement for the 2001 Annual Meeting of Shareholders which is expected to be filed on or about January 27, 2002 with the Securities and Exchange Commission pursuant to Regulation 14A.

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

      (a)(3) Listing of Exhibits — See Index to Exhibits beginning on Page 15 of this report.

      (b) Reports on Form 8-K — none filed in the quarter ended September 30, 2001.

      (c) Exhibits — See Index to Exhibits beginning on Page 15 of this report.

(d)	Financial Statement Schedules — The following consolidated financial statement schedule is included herein: None

SIGNATURES

      Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

OMEGA WORLDWIDE, INC.

By:	/s/ JAMES E. EDEN _______________________________________ James E. Eden

Chairman of the Board

Dated: December 28, 2001

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities on the date indicated.

Signatures	Title	Date

/s/ JAMES E. EDEN James E. Eden	Chairman of the Board (Principal Executive Officer)	December 28, 2001

/s/ MARK D. GOSLING Mark D. Gosling	Vice President and Treasurer (Principal Financial Officer and Principal Accounting Officer)	December 28, 2001

/s/ JAMES P. FLAHERTY James P. Flaherty	Director	December 28, 2001

/s/ THOMAS F. FRANKE Thomas F. Franke	Director	December 28, 2001

/s/ ANIL K. GUPTA Anil K. Gupta	Director	December 28, 2001

/s/ HAROLD J. KLOOSTERMAN Harold J. Kloosterman	Director	December 28, 2001

/s/ BERNARD J. KORMAN Bernard J. Korman	Director	December 28, 2001

Report of Independent Auditors

Board of Directors

Omega Worldwide, Inc.

      We have audited the accompanying consolidated balance sheets of Omega Worldwide, Inc. as of September 30, 2001 and 2000, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended September 30, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Omega Worldwide, Inc. at September 30, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

Chicago, Illinois

December 18, 2001

OMEGA WORLDWIDE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par values)

	September 30,

	2001	2000

ASSETS

Current Assets:

Cash and short-term investments	$6,184	$3,415

Restricted cash	2,211	2,786

Patient receivables	9,602	7,763

Prepaid expenses	2,577	2,991

Other current assets	1,022	35

Total Current Assets	21,596	16,990

Plant, property and equipment, net of accumulated depreciation of $2,509 and $1,416, respectively	13,950	14,560

Investments in and advances to Principal Healthcare Finance Limited	36,689	42,735

Investments in Principal Healthcare Finance Trust	6,523	6,930

Prepaid rent	—	4,031

Rent deposits	3,670	3,657

Other assets	3,740	3,597

	64,572	75,510

Total Assets	$86,168	$92,500

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:

Short-term debt	$2,514	$7,755

Accounts payable and accrued expenses	16,270	15,190

Accrued income taxes	82	80

Deferred income	1,027	1,072

Total Current Liabilities	19,893	24,097

Long-term debt	1,587	2,323

Other long-term liabilities	208	322

Total Liabilities	21,688	26,742

Shareholders’ Equity:

Preferred Stock $1.00 par value:

Authorized — 10,000 shares Outstanding 260 Class B shares at liquidation value	2,600	2,600
Common stock $.10 par value

Authorized — 50,000 shares Outstanding — 12,355 shares in 2001 and 12,341 in 2000	1,236	1,234

Additional paid-in capital	53,181	53,157

Retained earnings	7,761	8,864

Accumulated other comprehensive loss	(298)	(97)

Total Shareholders’ Equity	64,480	65,758

Total Liabilities and Shareholders’ Equity	$86,168	$92,500

See notes to consolidated financial statements.

OMEGA WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended September 30,

	2001	2000	1999

Revenues:

Patient services revenue	$140,234	$134,656	$—

Fee income — Principal Healthcare Finance Limited	4,246	5,040	4,918

Fee income — Principal Healthcare Finance Trust	1,211	1,013	405

Interest Income:

Principal Healthcare Finance Limited	3,721	4,628	4,761

Short-term investments	570	250	663

Foreign currency exchange gain	707	—	—

Rent income	—	—	3,908

Other income	475	22	98

	151,164	145,609	14,753

Expenses:

Direct cost of patient services	142,438	139,704	—

Direct costs of asset management	2,706	2,797	2,494

General, administrative and other expenses	3,557	2,183	3,160

Imputed and other interest expense	545	963	2,685

Non-recurring expenses	924	497	—

	150,170	146,144	8,339

Earnings (loss) before equity earnings and income taxes	994	(535)	6,414

Equity in earnings of Principal Healthcare Finance Limited	1,404	1,468	1,223

Equity in earnings of Principal Healthcare Finance Trust	346	485	484

Equity in earnings (loss) of Essex Healthcare Corporation	26	10	(282)

Loss on disposal of plant, property and equipment by subsidiary	(408)	—	—

Recognized impairment of investment (Moran-UK)	(2,665)	—	—

Gain on dilution of interest in Principal Healthcare Finance Trust	—	—	951

Recognized impairment of investment (Tamaris plc)	—	—	(938)

Operating income (loss)	(303)	1,428	7,852

Income tax (provision) benefit	(800)	18	(2,389)

Net earnings (loss)	(1,103)	1,446	5,463

Net earnings (loss) allocated to preferred stock dividends	(208)	(208)	(208)

Net earnings (loss) available to common shareholders	$(1,311)	$1,238	$5,255

Earnings (loss) per common share, basic	$(0.11)	$0.10	$0.43

Earnings (loss) per common share, diluted	$(0.11)	$0.10	$0.43

Average shares outstanding, basic	12,343	12,297	12,261

Average shares outstanding, diluted	12,343	12,345	12,262

Total comprehensive income (loss), net of income taxes	$(1,304)	$1,347	$5,456

See notes to consolidated financial statements.

OMEGA WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except per share amount)

					Accumulated
					Other
		Additional			Comprehensive
	Common Stock	Paid-In	Preferred	Retained	Income
	Par Value	Capital	Stock	Earnings	(Loss)

Balance at October 1, 1998	$1,226	$52,861	$2,600	$1,955	$9

Issuance of stock:

Grants of restricted stock (8 shares at an average of $4.09 per share)	1	32	—	—	—

Net earnings	—	—	—	5,463	—

Foreign currency translation adjustments	—	—	—	—	(7)

Balance at September 30, 1999	1,227	52,893	2,600	7,418	2

Issuance of stock:

Grants of restricted stock (75 shares at an average of $3.64 per share)	7	264	—	—	—

Net earnings	—	—	—	1,446	—

Foreign currency translation adjustments	—	—	—	—	(99)

Balance at September 30, 2000	1,234	53,157	2,600	8,864	(97)

Issuance of stock:

Grants of restricted stock (14 shares at an average of $1.85 per share)	2	24	—	—	—

Net loss	—	—	—	(1,103)	—

Foreign currency translation adjustments	—	—	—	—	(201)

Balance at September 30, 2001	$1,236	$53,181	$2,600	$7,761	$(298)

See notes to consolidated financial statements.

OMEGA WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended September 30,

	2001	2000	1999

Operating activities:

Net earnings (loss)	$(1,103)	$1,446	$5,463

Adjustments to reconcile net earnings to cash (used in) provided by operating activities:

Equity in earnings of Principal Healthcare Finance Limited	(1,404)	(1,468)	(1,223)

Equity in earnings of Principal Healthcare Finance Trust	(346)	(485)	(484)

Equity in (earnings) loss of Essex Healthcare Corporation	(26)	(10)	282

Straight-line rent adjustment	3,391	3,622	—

Depreciation and amortization	1,196	1,553	903

Other non-cash charges	(645)	392	402

Recognized impairment of investment (Moran-UK)	2,665	—	—

Recognized impairment of investment (Tamaris, plc)	—	—	938

Gain on dilution of interest in Principal Healthcare Finance Trust	—	—	(951)

Imputed interest	—	—	1,146

Write-off of investment in AVC Holdings	—	—	281

Net change in operating assets and liabilities	50	(12,268)	73

Foreign currency translation	(429)	(99)	7

Net cash provided by (used in) operating activities	3,349	(7,317)	6,837

Cash flows from financing activities:

Proceeds from revolving credit facility with bank	(4,850)	4,850	—

Proceeds from (repayment of) revolving warehouse facility drawn by subsidiary	(301)	(2,564)	34,502

Repayment of long-term borrowings by subsidiary	(454)	(1,227)	—

Net cash provided by (used in) financing activities	(5,605)	1,059	34,502

Cash flows from investing activities:

Repayments from (temporary advances to) Principal Healthcare Finance Limited	5,096	7,575	(9,989)

Decrease (increase) in restricted cash	575	(2,397)	5,831

Acquisition of plant, property and equipment by subsidiaries	(2,076)	(2,302)	(49,288)

Disposal of plant, property and equipment by subsidiaries	1,047	—	—

Dividends from affiliates	183	174	272

Proceeds from sale of Essex Healthcare Corporation investments	325	—	—

Cash received in acquisition of operating companies by Idun Health Care Limited net of cash consideration paid	—	727	—

Proceeds from repayment of secured loan	—	263	102

Repayment of temporary advances from Principal Healthcare Finance Trust	—	—	13,631

Investment in Tamaris, plc stock	—	—	(2,842)

Investment in Principal Healthcare Finance Trust	—	—	(1,108)

Investment in Moran-UK	—	—	(1,622)

Loan to Moran-UK	—	—	(228)

Loan to an enterprise	—	—	(465)

Other	(125)	(105)	(176)

Net cash provided by (used in) investing activities	5,025	3,935	(45,882)

Increase (decrease) in cash and short-term investments	$2,769	$(2,323)	$(4,543)

See notes to consolidated financial statements.

OMEGA WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2001 and 2000

(Dollars in thousands, except for per share amounts)

NOTE 1 — ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

      Omega Worldwide, Inc. (the “Company”) was formed to provide investment advisory and management services as well as equity and debt capital to the healthcare industry, primarily in Europe and the Pacific Rim. On April 2, 1998, the Company’s registration statement became effective, and it offered 3,750,000 shares of common stock to the public at $7.50 per share. The Company received $27,375, net of issuance costs of $750. Shares offered included 500,000 shares in a primary offering and 3,250,000 shares in a rights offering. Operations commenced upon the effectiveness of the initial public offering. Except for $1 invested by Omega Healthcare Investors, Inc. (“Omega Healthcare”) at the date of formation (November 1997), there were no cash flow activities of the Company from the date of formation to the date operations commenced.

      Immediately prior to the offering of shares by the Company, Omega Healthcare contributed substantially all of its investment in Principal Healthcare Finance Limited (“Principal-UK”) to the Company. Assets contributed by Omega Healthcare, which were recorded by the Company at Omega Healthcare’s accounting basis, included a $23,805 subordinated loan to Principal-UK, 33.375% of the common stock of Principal-UK with a carrying value of $5,297, 10,556,361 warrants and other net assets totaling $150. Omega Healthcare also assigned its interest in a management agreement with Principal-UK in which the Company receives an annual fee of 0.9% of Principal-UK’s assets (as defined) for providing certain advisory services, which expire December 31, 2002. The Company’s underlying asset management and advisory contracts in respect of Principal-UK’s securitized assets continues through 2029. In exchange, Omega Healthcare received 8,500,000 shares of common stock and 260,000 shares of Class B preferred stock. Of the common stock received by Omega Healthcare, approximately 5,200,000 shares were distributed pro rata to Omega Healthcare’s shareholders, and approximately 2,300,000 were sold pursuant to the Company’s registration statement. As of the date of the stock distribution, Omega Healthcare retained approximately 9.9% of the Company’s common stock then outstanding.

Consolidation

      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of all material inter-company accounts and transactions. As described in Note 4, the Company’s wholly-owned subsidiary, Idun began its operations on October 31, 1999 and its financial results have been included in the consolidated statements of the Company from that date.

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

      The Company reports the results of it’s equity investments for which it has over 20% ownership, but in which it does not hold a majority interest, using the equity method of accounting, using a one-month lag. Investments in companies over which the Company does not exercise control are recorded on the cost method.

      Certain prior year amounts have been reclassified to correspond with the current year’s presentation.

Cash and Short-Term Investments

      Short-term investments consist of highly liquid investments with a maturity date of three months or less when purchased. These investments are stated at cost, which approximates fair value.

OMEGA WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Cash

      The Company’s wholly-owned subsidiary Idun has restricted cash of $1,822 supporting its debt (See Note 8). In addition, the Company has $389 of other restricted cash.

Plant, Property and Equipment

      Plant, property and equipment owned by Idun is stated at cost. Depreciation expense is calculated using the straight-line method for financial reporting purposes over the estimated useful lives of the depreciable asset. Estimated useful lives of depreciable assets range from 3 to 7 years for furniture, fixtures and equipment, and 40 years for buildings. Depreciation expense related to Idun amounted to approximately $1,125 and $1,476 for fiscal years 2001 and 2000, respectively, and is included in direct cost of patient services in the consolidated statements of operations. During 2001, Idun disposed of two of its healthcare properties resulting in a loss of $408.

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

Straight-Line Rent Expense

      Certain of the Company’s subsidiaries are the lessees of several long-term leases. Rent expense differs from cash rental payments and is recognized as the total rent payable over the initial term of the related lease amortized on a straight-line basis. Such expense includes the adjustment in the rental payments based upon predetermined minimum formulas as defined in the master lease and is reported as a component of direct cost of patient services

Non-Recurring Expense

      As previously announced, the Company is actively exploring ways to boost shareholder value. The cost of legal advice related to the process and analyzing the previously announced offer by a third party to purchase the Company’s investment in Principal Healthcare Finance Limited totaled $924 and $497 for fiscal years ended September 30, 2001 and 2000, respectively.

Translation

      Translation of currencies for foreign subsidiary financial information is computed pursuant to the provisions of Financial Accounting Standards Board Statement No. 52, which provides that balance sheet amounts are translated at the year end exchange rate and income statement amounts are translated at the average-period exchange rate. Gains and losses from settled foreign currency transactions are included in the determination of net income. To offset the risk of future currency fluctuations on receivables due from foreign subsidiaries and investments, the Company may enter into foreign exchange contracts to sell or buy currencies at specific rates and specific dates. During 2001, the Company terminated one of its currency hedges resulting in net gains of $528, while the underlying receivables and cash, which were no longer hedged, required a write-

OMEGA WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

up adjustment of $179, resulting in a net foreign currency exchange gain of was $707. There are no material amounts of exchange gains or losses during the fiscal years ended September 30, 2000 and 1999, respectively.

Financial Instruments

      In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137 and SFAS No. 138, which established new accounting and reporting standards for derivative instruments (“FAS 133”). These rules require that all derivative instruments be reported in the consolidated financial statements at fair value. The fair value for all derivative contracts is included in other assets or other liabilities and will be recorded each period in earnings or other comprehensive income, depending on whether the derivative is designated and effective as part of a hedged transaction, and on the type of hedge transaction. Gains or losses on derivative instruments reported in other comprehensive income must be reclassified as earnings in the period in which earnings are affected by the underlying hedged item, and the ineffective portion of all hedges is recognized in other income (expense) in the statements of earnings in the current period. These new standards may result in additional volatility in reported earnings, other comprehensive income (loss) and accumulated other comprehensive income (loss). These rules became effective for the Company on October 1, 2000 and did not have a significant effect on the Company’s consolidated results of operations or financial position upon adoption.

      The Company is exposed to market risk from changes in foreign currency exchange rates. The Company manages its exposure to these market risks through its operating, financing and investing activities and, when deemed appropriate, through the use of forward foreign exchange contracts.

      The Company enters into forward foreign exchange contracts with in order to manage exposure related to certain investments denominated in British pound sterling and Australian dollars. The Company records changes in fair value of its forward foreign exchange contracts in other income or expense. The Company’s forward foreign exchange contracts are marked-to-market and unrealized gains and losses are included in current period net income (loss) and a component of other income (expense).

      Prior to the adoption of FAS 133, the Company reported any gains or losses, on the contracts as offsets to any losses or gains, respectively, on certain investments dominated in British pound sterling and Australian dollars.

Stock Based Compensation

      The Company grants stock options to employees and directors with an exercise price equal to the value of the shares at the date of the grant. In accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, compensation expense is not recognized for these stock option grants, because the exercise price of the options equals the market price of the underlying shares at the date of grant.

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

Risks and Uncertainties

      The Company’s results of operations are significantly dependent on the overall health of the long-term care industry in the United Kingdom. The long-term care industry is subject to external factors such as

OMEGA WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

government regulation, inflation, death rates and other health related issues. A decline in the long-term care industry could reduce occupancy rates, revenues and cash flow, which could adversely affect the operating results of the Company.

Impact of Recently Issued Accounting Standards

      In July 2001, FASB issued Statements of Financial Accounting Standards No. 141, Business Combinations (“FAS 141”), and No. 142, Goodwill and Other Intangible Assets (“FAS 142”). FAS 141 eliminated the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001 and is effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. FAS 142, which includes the requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them, will be effective for fiscal years beginning after December 15, 2001. The Company will adopt the FAS 142 effective October 1, 2001 and does not expect a material impact on the consolidated financial statements.

      In October 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”). FAS 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, however it retains the fundamental provisions of that statement related to the recognition and measurement of the impairment of long-lived assets to be “held and used.” In addition, FAS 144 provides more guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset to be disposed of other than by sale (e.g. abandoned) be classified as “held and used” until it is disposed of, and establishes more restrictive criteria to classify an asset as “held for sale.” FAS 144 is effective for year-ends beginning after December 15, 2001, but the Company will adopt the FAS 144 effective October 1, 2001 and does not expect a material impact on the consolidated financial statements.

Comprehensive Income

      Comprehensive income consists of the Company’s earnings before preferred stock dividends adjusted for the unrealized gains or losses on investments, net of tax and foreign currency translation adjustments.

NOTE 2 — PRINCIPAL HEALTHCARE FINANCE LIMITED (PRINCIPAL-UK)

      As described in Note 1, the Company acquired 33.375% of Principal-UK’s voting ordinary shares in connection with the Omega Healthcare distribution/exchange. The Company accounts for its interest in Principal-UK using the equity method. Principal-UK has a fiscal year end of August 31; therefore, the equity in earnings of Principal-UK is recognized on a one-month lag. Principal-UK has real estate investments in long-term care facilities located in the United Kingdom that are operated by independent operators, subsidiaries of Principal-UK and Idun (see Note 4) and Moran Health Care (UK) Ltd. (“Moran-UK”) (see Note 5) through long-term leases.

      The Company has a British pound sterling denominated subordinated loan receivable of $22.0 million and $23.8 million at September 30, 2001 and 2000, respectively from Principal-UK that were due June 29, 2001, and are now past due. The loan bears interest at a rate of 15.93% (12.93% through June 29, 2001) at September 30, 2001. In addition temporary unsecured advances to Principal-UK in the amount of $5,697, and $10,793, were outstanding at September 30, 2001 and 2000, respectively, with interest at 9.00% payable monthly. Included in interest income for the years ended September 30, 2001, 2000, and 1999 is $3,721, $4,628, and $4,761, respectively, related to advances to Principal-UK. The Company is currently in negotiations with Principal-UK to extend the maturity date and terms of the subordinated note receivable and temporary unsecured advances. The Company’s financial statements do not include any adjustments to reflect the possible future effects on the recoverability of investments in and advances made to Principal-UK of $36,689 at September 30, 2001 that may result from the outcome to the uncertainty of Principal-UK’s ability

OMEGA WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to continue as a going concern described below. The realization of the subordinated loans to and the Company’s investment in Principal-UK is dependent upon the resolution of this uncertainty.

      The following summarizes selected financial information of Principal-UK:

	Year Ended August 31,

	2001	2000	1999

Selected Operating Results:

Revenues:

Rent income	$54,962	$59,309	$55,693

Patient service revenue	8,233	9,833	—

Interest income	4,597	6,445	6,107

Total revenues	67,792	75,587	61,800

Expenses:

Interest expense	(35,949)	(40,338)	(39,149)

Depreciation and amortization	(9,692)	(11,078)	(9,839)

Direct cost of patient services	(8,555)	(10,218)	—

General and administrative	(6,800)	(6,607)	(5,880)

Total expenses	(60,996)	(68,241)	(54,868)

Operating income	6,796	7,346	6,932

Provision for income taxes	(2,346)	(2,706)	(3,053)

Net Income	$4,450	$4,640	$3,879

	August 31,

	2001	2000

Selected Balance Sheet Information as of:

Investments in real estate subject to triple-net leases, net of depreciation	$371,917	$382,270

Total assets	532,109	539,339

Non-recourse debt borrowings (1)	440,795	445,887

Total liabilities	507,615	519,292

Total stockholders’ equity	24,494	20,047

(1)	Substantially all of Principal-UK’s real estate is pledged as collateral for Principal-UK’s debt agreements.

      As of August 31, 2001, Principal-UK has $69,141 of mortgage, loan and subordinated notes payable past due, including $27,648 due to the Company and an additional $11,779 due by January 31, 2002. Principal-UK is currently in negotiations with its lenders, including the Company, to extend the maturity dates and terms of the notes. If Principal-UK is unable to extend the maturity dates and terms with these lenders, Principal-UK will look to (1) obtain alternative financing from other financial institutions, or (2) the potential sale of certain assets as sources of cash to repay the amounts outstanding under such mortgage, loan and notes payable. This condition raises doubt about the Principal-UK’s ability to continue as a going concern. Principal-UK’s financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classifications of assets or the amounts and classifications of liabilities that may result from the outcome to this uncertainty.

      Although Principal-UK continues to maintain its periodic payments requirements under the original terms of the above indebtedness, there can be no assurance that one or all of the affected lenders will not demand payment of such indebtedness immediately. Additionally, there can be no assurance that Principal-UK will be in compliance with its financial debt covenants in future periods since Principal-UK’s future

OMEGA WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

financial performance is subject to various risks and uncertainties, including, but not limited to, the effects of increases in market interest rates from current levels; the risk of potential increases in vacancy rates and the resulting impact on Principal-UK’s revenue; and risks associated with refinancing Principal-UK’s current debt obligations or obtaining new financing under terms as favorable as Principal-UK has experienced in prior periods.

      The effective tax rates are 35%, 37% and 44% for the years ended August 31, 2001, 2000 and 1999, respectively. These rates differ from the United Kingdom tax rate primarily because of the early recognition of straight-line rent income and the deduction of depreciation and amortization expense, which are not permitted for tax purposes in the United Kingdom. The Company’s proportionate share of Principal-UK’s earnings for the years ended August 31, 2001, 2000, and 1999 are approximately $1,485, $1,549 and $1,296, respectively. The Company has recorded a charge against its share of Principal-UK’s earnings of approximately $81, $81 and $73 for the years ended August 31, 2001, 2000 and 1999, respectively, representing amortization over a ten-year period of the excess of the Company’s investment in Principal-UK of approximately $771 over its proportionate share of Principal-UK’s underlying equity at the date of acquisition.

      The Company has warrants to purchase 556,361 ordinary shares of Principal-UK expiring July 31, 2002 at an exercise price of £1.00 per share (approximately $1.46 per share at September 30, 2001) per share. These warrants have no value assigned at the date of issuance because the underlying securities were issued at their fair value at that date. However, the estimated fair value of these warrants at September 30, 2001 approximates $195. In determining the estimated fair value, the Company used a Black-Scholes pricing model with the following assumptions: risk free interest rate of 6%; a volatility factor of 10%; and an average life of six years from the date of grant.

NOTE 3 — PRINCIPAL HEALTHCARE FINANCE TRUST (PRINCIPAL-AUSTRALIA)

      In June 1998 the Company acquired Assisted Living Unit Trust, an Australian property trust that owns nursing homes, for a cash investment of $3.0 million plus a loan of $6.2 million and a guarantee of the entity’s deferred purchase obligation of $30.0 million. Concurrent with the acquisition, the Assisted Living Unit Trust’s name was changed to Principal Healthcare Finance Trust (Principal-Australia). The investment in facilities approximated $30.0 million, which was paid in June 1999.

      In April 1999, Principal-Australia sold 6,625,000 newly issued shares to Omega Healthcare and AMP Life Limited, as well as 875,000 additional shares to the Company. Prior to the issuance of these shares, the Company owned 100% of Principal-Australia. Issuance of the new shares reduced the Company’s ownership to 47% of shares outstanding. The transaction created a one-time gain on dilution of interest in Principal-Australia of $951, resulting in after tax earnings available to common shareholders of $628 or $0.05 per share.

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

      The Company provides management services to principal-Australia and receives an annual fee of 0.9% of Principal-Australia’s assets under management by the Company, as computed under Australian GAAP.

OMEGA WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following summarizes selected financial information of Principal-Australia:

	Year Ended August 31,

	2001	2000	1999

Selected Operating Results:

Revenues:

Rent income	$12,056	$11,967	$9,592

Interest and other income	344	982	322

Total Revenues	12,400	12,949	9,914

Expenses:

Interest expense	(8,297)	(8,742)	(5,203)

Depreciation and amortization	(1,964)	(1,974)	(1,856)

General and administrative	(1,354)	(1,201)	(932)

Total expenses	(11,615)	(11,917)	(7,991)

Net income	$785	$1,032	$1,923

	August 31,

	2001	2000

Selected Balance Sheet Information as of:

Investments in real estate subject to triple-net leases, net of depreciation	$92,508	$88,298

Total assets	116,535	116,255

Non-recourse debt borrowings	91,243	94,546

Total liabilities	102,686	102,261

Total unit holders’ equity	13,849	13,994

NOTE 4 — IDUN HEALTH CARE LIMITED (IDUN)

      On October 31, 1999 the Company, through its wholly-owned subsidiary, Idun, acquired the operating subsidiaries of Tamaris, plc. The 48 subsidiaries acquired operate 119 nursing homes located throughout England, Scotland and Northern Ireland. The acquisition was accounted for under the purchase method of accounting. Purchase consideration was approximately $1,933 (£1,075) in cash and Tamaris, plc. shares valued at $1,903. The fair market value of the net assets at the date of acquisition was, in the opinion of management, $7.2 million (gross assets of $45.1 million net of liabilities assumed of $37.9 million). Fixed assets included in the $7.2 million amount have been written down by $3.5 million as prescribed by GAAP to report net assets equal to the purchase price.

      Public trading of the Tamaris stock was suspended on September 25, 1999, and trading did not resume prior to October 31, 1999 when shares were surrendered. Based on an interpretation of FASB Statement No. 115, management determined that the recording of the value of the Tamaris stock relinquished in the acquisition should be based on the last quoted price of the security rather than the fair value of the assets acquired. To meet this technical interpretation, a charge of $938 ($657, net of tax) was included in the Company’s income statement for the year ended September 30, 1999.

OMEGA WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Pro forma information for the Company, as if the Idun purchase had been made as of October 1, 1999, is as follows:

      Pro forma operating results for the year ended:

September 30,
2000

Revenues	$157,846

Net earnings available to common shareholders	1,000

Earnings per common share, basic	0.08

Earnings per common share, diluted	0.08

Average exchange rate ($ per £)	1.5658

      Idun’s results are included in the Company’s consolidated results for the entire twelve-month period ended September 30, 2001. Idun has a fiscal year-end of August 31, 2001, therefore its results are recognized on a one-month lag.

      The functional currency of Idun is British pound sterling. In accordance with FASB 52, the balance sheet amounts, are translated at the period end exchange rate and the income statement amounts are translated at the average exchange rate for the period.

NOTE 5 — OTHER INVESTMENTS

      The Company (until December 1, 2000) held approximately 47% of the outstanding common shares of Essex, an Atlanta-based private operator of skilled nursing facilities. Essex’s primary activities are in Ohio. The Company accounted for this investment using the equity method. On December 1, 2000, the Company sold its interest in Essex for $325, which approximated book value. The Company’s proportionate share of Essex’s earnings for the years ended August 31, 2001 and 2000 are $26 and $10 respectively, and loss for the year ended August 31, 1999 of $282.

      On June 30, 2001, the Company evaluated the recoverability of its 19.9% investment in Moran-UK, which is accounted for under the cost method. Moran-UK operates nursing home facilities leased from Principal-UK and located in the United Kingdom. Based on an analysis of the future cash flow expected to be received from Moran-UK, the Company expensed the carrying value of its investment in Moran-UK of $2,665. In addition, the Company had various loans and related accrued interest to Moran-UK which were deemed to be unrecoverable for which the Company provided a bad debt provision of $399 (included in general, administrative and other expenses). On December 1, 2001, Principal-UK appointed Receivers to administer the operations of certain subsidiaries of Moran-UK, when Moran-Australia, the 80.1% shareholder, withdrew its financial support. Principal-UK expects to assign to another nursing home operator the leases on its facilities previously operated by Moran-UK.

OMEGA WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6 — FINANCIAL INSTRUMENTS

      The carrying amounts and fair values of the Company’s financial instruments are as follows:

	September 30,

	2001		2000

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

	(In thousands)

Assets:

Cash and short-term investments	$6,184	$6,184	$3,415	$3,415

Restricted cash	2,211	2,211	2,786	2,786

Subordinated loan to Principal-UK	22,040	22,040	23,805	21,959

Temporary advances to Principal-UK	5,697	5,697	10,793	10,793

Warrants for 556,361 Principal-UK shares	—	195	—	—

Warrants for 10,556,361 Principal-UK shares	—	—	—	161

Foreign currency forward contracts	3,418	3,418	3,210	3,210

Liabilities:

Debt (short and long term)	(4,101)	(4,101)	(10,078)	(10,078)

	$35,449	$35,644	$33,931	$32,246

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

      The Company has forward foreign exchange contracts to manage currency risks associated with investments in Principal-UK and Principal-Australia. Pursuant to a ten-year British pound sterling currency swap agreement, the Company is obligated to exchange £20,000 for $31,740 on October 15, 2007. The Company is obligated to exchange A$11,000 at an average rate of US$ 0.6135 on July 3, 2003.

OMEGA WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7 — INCOME TAXES

      The components of pre-tax income and income tax provision (benefit) were as follows:

	U.S.	Foreign	Total

Fiscal year ended September 30, 2001

Pre tax income (loss)	$3,064	$(3,367)	$(303)

Current income tax provision	$1,047	$198	$1,245

Deferred income tax provision (benefit)	—	(445)	(445)

Total provision	$1,047	$(247)	$800

Fiscal year ended September 30, 2000

Pre tax income (loss)	$7,123	$(5,695)	$1,428

Current income tax provision	$993	$139	$1,132

Deferred income tax provision (benefit)	925	(2,075)	(1,150)

Total provision (benefit)	$1,918	$(1,936)	$(18)

Fiscal year ended September 30, 1999

Pre tax income (loss)	$7,540	$312	$7,852

Current income tax provision	$1,614	$101	$1,715

Deferred income tax provision	674	—	674

Total Provision	$2,288	$101	$2,389

      Income tax expense (benefit) differs from the amounts computed by applying the U.S. Federal income tax rate of 34% to earnings before taxes as follows for the years ended September 30, 2001, 2000 and 1999:

	2001	2000	1999

Computed expected tax expense (benefit)	$(103)	$484	$2,669

Tax effect of equity in earnings of investments	420	(503)	(281)

Tax provision revaluation reserve	579	—	—

Other	(96)	1	1

Total income tax provision (benefit)	$800	$(18)	$2,389

      The tax basis of assets transferred from Omega Healthcare to the Company exceeded the book basis by approximately $36.0 million, resulting in a deferred tax asset of approximately $12.0 million. Due to the uncertainties in realizing this benefit, management has provided a valuation reserve against the full amount. As of September 30, 2001 net operating losses of $2,874 are available to offset future taxable income of Idun subject to UK taxes. The Company has recorded a deferred tax asset of $1,000 and $1,555 as of September 2001 and 2000, respectively related to the above net operating losses. During 2001, the Company recorded a valuation reserve provision of $579 against the above tax asset because the Company believes that they are not likely to be realized. The Company believes that is more likely than not that the remaining benefit of this loss carry over will be realized in future years.

OMEGA WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8 — CREDIT FACILITIES

      At September 30, 2001 and 2000, the Company’s outstanding indebtedness consists of the following:

	September 30,

	2001	2000

(1) Credit agreement	$—	$4,850

(2) Loan due on demand	1,822	1,879

(3) Loan due February 2003	674	1,358

(4) Loan due February 2017	1,605	1,555

(5) Loan due September 30, 2001	—	436

	4,101	10,078

Less current maturities	(2,514)	(7,755)

Long-term debt	$1,587	$2,323

1)	The Company’s bank credit agreement has been repaid in full. Interest on borrowings under the agreement was at LIBOR plus 3.25% (9.91% interest at September 30, 2000). Omega Healthcare provided a guarantee to the banks in consideration of a fee of 1%, plus an annual 25 basis point facility fee. No further borrowings were made under this agreement.

2)	Idun has a loan with a bank that is secured by the business and assets of a nursing home subsidiary and bears an interest rate of 2.5% above the bank’s base lending rate (8.37% and 8.50% interest at September 30, 2001 and 2000, respectively).

3)	Idun has a loan with a bank that is secured by the business and assets of a nursing home company and bears a floating interest rate of LIBOR plus 2% (7.33% and 8.34% interest at September 30, 2001 and 2000 respectively). The loan requires quarterly principal and interest payments of approximately $160 through maturity.

4)	Idun has a loan with a bank that is secured by the business and assets of a nursing home company and carries floating interest rate of LIBOR plus 2% (7.33% and 8.34% interest at September 30, 2001 and 2000, respectively). The loan requires quarterly principal and interest payments of approximately $25 through maturity.

5)	Idun unsecured bank loan has been repaid in full. The interest on this loan is at the bank’s base rate less .5% (5.50% interest at September 30, 2000).

      The Company guarantees none of the loans of Idun. Substantially all of the Company’s plant, property and equipment and restricted cash are collateral for the above loans. Cash of $1,822 included in Restricted Cash will be used for partial payment of an as yet undetermined combination of loans 2, 3 and 4 above.

      The principal payments of each of the five years following September 30, 2001 is set forth below:

2002	$2,514

2003	133

2004	99

2005	99

2006	99

Thereafter	1,157

$4,101

OMEGA WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9 — STOCK OPTIONS

      Under the terms of the 1998 Stock Option and Restricted Plan (the “Plan”), the Company reserved 750,000 shares of common stock for grants to be issued during a period of up to 10 years. Directors, officers and key employees are eligible in the Plan. Options for 280,000, 339,500, and 107,000 shares have been granted to eligible participants during the years ended September 30, 2001, 2000 and 1999, respectively. Additionally, during the years ended September 30, 2001, 2000 and 1999, restricted shares of 14,000, 67,500, 8,000, respectively, have been granted under the provisions of the Plan. The vesting period on restricted stock varies from six months to eighteen months. Expense related to the restricted stock grants are $26, $271, and $33, for the years ended September 30, 2001, 2000 and 1999, respectively.

      The following is a summary of activity under the Plan.

	Number of	Exercise	Weighted
	Shares	Price	Average Price

		(per share)	(per share)

Outstanding at October 1, 1998	606,000	$5.688–7.500	$7.477

Granted during 1999	107,000	4.000–4.688	4.458

Forfeited	(31,000)	4.688–7.500	7.100

Outstanding at September 30, 1999	682,000	4.000–7.500	7.12

Granted during 2000	339,500	2.375–4.875	3.951

Forfeited and canceled	(383,500)	4.000–7.500	7.484

Outstanding at September 30, 2000	638,000	2.375–7.500	5.116

Granted during 2001	280,000	1.800–2.375	2.010

Forfeited and canceled	(270,000)	4.000–7.500	6.610

Outstanding at September 30, 2001	648,000	$1.800–7.500	$3.150

      In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 123, “Accounting for Stock-Based Compensation.” This standard prescribes a fair value based method of accounting for employee stock options or similar equity instruments and requires certain pro forma disclosures. For purpose of the pro forma disclosures required under Statement 123, the estimated fair value of the options is amortized to expense over the option’s vesting period. The estimated weighted average fair value of options granted approximates $256, $609, and $204, during the years ended September 30, 2001, 2000, and 1999, respectively. In determining the estimated fair value of the Company’s stock options as of the date of grant, a Black-Scholes option pricing model was used with the following weighted-average assumptions: risk-free interest rates of 6.0%; volatility factors of the expected market price of the Company’s common stock at 30%; and a weighted-average expected life of the options of 7 years.

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

      Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma net earnings (loss) would be ($1,089),

OMEGA WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$1,531, and $5,084, and pro forma earnings (loss) per common share, basic and diluted, would be ($0.11), $0.11, and $0.47, for the years ended September 30, 2001, 2000, and 1999, respectively.

NOTE 10 — PREFERRED STOCK

      Effective April 2, 1998, the Company issued 260,000 shares of 8% Series B Cumulative Preferred Stock (“Preferred Stock”) at $1 par value per share to Omega Healthcare. Each share of Series B Preferred converts to one share of the Company’s Common Stock immediately after Omega Healthcare makes a distribution of the Series B Preferred to its shareholders or otherwise transfers the shares to any unaffiliated third party. Dividends on the Preferred Stock are payable annually based on liquidation value of $10 per share. Cumulative undeclared dividends at September 30, 2001 are $728.

NOTE 11 — NET EARNINGS PER SHARE

      Net earnings per share are computed based on the weighted average number of common shares outstanding during the period. Average common shares outstanding for the basic earnings per share were 12,343,000, 12,297,000, and 12,261,000 and for diluted earnings per share were 12,343,000, 12,345,000 and 12,262,000 for the periods ended September 30, 2001, 2000, and 1999, respectively. The difference between average basic and diluted common shares is due to the effect of dilutive employee stock options. The assumed conversion of shares of preferred stock is currently antidilutive.

NOTE 12 — RELATED PARTY TRANSACTIONS

      The Company, through it’s subsidiary Idun, leases nursing homes throughout the United Kingdom under operating leases from Principal-UK which expire at various dates through the year 2035. Idun’s rent expense on leases with Principal-UK was approximately $17.1 million for the fiscal year ended September 30, 2001 and $17.7 million for the eleven-month period that Idun is included in the year ended September 30, 2000 results, respectively and is included in cost of patient services. No lease expense for the consolidated company was incurred during the year ended September 30, 1999.

      Future minimum lease expense accounted for under US GAAP under operating leases from Principal-UK as of September 30, 2001 are as follows:

2002	$17,226

2003	17,188

2004	17,149

2005	17,110

2006	16,354

Thereafter	$268,842

      Pursuant to the provision of a Services Agreement between Omega Healthcare and the Company that expired June 30, 2000, indirect costs incurred by Omega Healthcare, including compensation of shared executive officers and relations support personnel, and costs incurred by Omega Healthcare for rent, insurance, telephone, utilities, supplies, maintenance and travel, were allocated to the Company based upon the relationship of assets under the Company’s management to the combined total of those assets and Omega Healthcare’s assets. Such allocations are based on estimates and formulas that management believes to be reasonable. In July 2000, the Company and Omega Healthcare negotiated a new arrangement for a quarterly fee of $38 which excludes certain previously provided services, most significantly, those of shared executives. This quarterly fee was amended again in November 2000 to $33 per quarter. Incurred expenses for the years ended September 30, 2001, 2000 and 1999 were approximately $132, $544, $768, respectively.

OMEGA WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Fees from services provided to Principal-UK for the years-ended September 30, 2001, 2000 and 1999, are $4,246, $5,040, and $4,918, respectively.

      Fees from services provided to Principal-Australia for the year’s ended September 30, 2001 and 2000 and the period April 1, 1999 through September 30, 1999 are $1,211, $1,013, and $405, respectively.

      Interest expense relating to a bridge loan from Omega Healthcare totaled $226 for the year ended September 30, 1999. This loan was repaid in December 1998.

NOTE 13 - BUSINESS SEGMENT INFORMATION

      The Company provides investment advisory and management services, as well as equity and debt capital to the healthcare industry, primarily in the United Kingdom and the Pacific Rim. The Company emphasizes investments in firms, which provide residential services to the elderly. The Company has established subsidiary businesses, Omega (UK) Ltd. in London and Omega (Australia) Pty Ltd., in Sydney, to manage, finance, and monitor investments in the United Kingdom and Australia/ New Zealand, respectively. Accordingly, the Company presently operates in three geographic regions, the United States, United Kingdom and Australia/ New Zealand.

      The following is a summary of operations by geographic region for the years ended September 30:

	2001	2000	1999

Revenue:

United States	$5,042	$4,897	$5,369

United Kingdom	144,900	139,696	4,918

Australia/New Zealand	1,222	1,016	4,466

Total	$151,164	$145,609	$14,753

Operating (loss) income:

United States	$3,782	$5,915	$5,357

United Kingdom	(1,646)	(3,348)	2,828

Australia/New Zealand	881	409	1,385

Corporate expenses	(3,320)	(1,548)	(1,718)

Total	$(303)	$1,428	$7,852

      The following is a summary of assets by geographic region at September 30, 2001 and 2000:

	September 30,

	2001	2000

Total assets:

United States	$51,714	$56,708

United Kingdom	33,996	35,046

Australia/New Zealand	458	746

Total	$86,168	$92,500

      Total assets attributable to the United States include approximately $47.0 million represented by cash, loans and investments denominated in currencies other than the U.S. dollar.

OMEGA WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 14 — SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

      Following are details of changes in operating assets, liabilities and other non-cash transactions for the years ended September 30, 2001, 2000 and 1999:

Increase (decrease) in cash from changes in operating assets and liabilities:

	2001	2000	1999

Operating assets	$(1,903)	$2,281	$(3,310)

Other liabilities	2,076	(11,611)	1,936

Accrued taxes	(123)	(2,938)	1,447

	$50	$(12,268)	$73

Noncash investing and financing transactions:

Income taxes paid during the period, net of refunds received	$645	$2,925	$923

Interest expense paid during the period	492	959	1,627

Principal-Australia cash balance at April 1, 1999	—	—	151

      In addition, a portion of the purchase consideration for Idun’s purchase of the operating subsidiaries of Tamaris, plc October 31, 1999, was non-cash (see Note 4).

NOTE 15 — CONTINGENCY

      On September 26, 2001 Mr. James Flaherty, former President of the Company, ceased to be an employee of the Company. The Company is presently in discussions with Mr. Flaherty to determine the amount, if any, of compensation due to him.

OMEGA WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 16 — QUARTERLY DATA (UNAUDITED)

      The following is an unaudited summary of quarterly results of operations for the years ended September 30, 2001, 2000 and 1999.

	December 31	March 31	June 30	September 30

	(In thousands, except per share)
2001

Revenues	$37,290	$36,912	$37,835	$39,127

Net earnings (loss)	963	468	(1,543)	(991)

Net earnings (loss) available to common	911	416	(1,595)	(1,043)

Per Share Amounts:

Net earnings (loss) available to common, basic	0.07	0.04	(0.13)	(0.09)

Net earnings (loss) available to common, diluted	0.07	0.04	(0.13)	(0.09)
2000

Revenues	$27,424	$40,053	$39,615	$38,517

Net earnings (loss)	897	(315)	60	804

Net earnings (loss) available to common	845	(367)	8	752

Per Share Amounts:

Net earnings (loss) available to common, basic	0.07	(0.03)	—	0.06

Net earnings (loss) available to common, diluted	0.07	(0.03)	—	0.06
1999

Revenues	$3,858	$5,269	$2,740	$2,886

Net earnings	1,291	1,214	2,112	1,503

Net earnings available to common	1,239	1,162	2,060	1,451

Per Share Amounts:

Net earnings available to common, basic	0.10	0.10	0.16	0.12

Net earnings available to common, diluted	0.10	0.10	0.16	0.12

INDEX TO EXHIBITS

Exhibit 3.1	Articles of Amendment and Restatement — Incorporated by reference to Exhibit 3.1 to Form S-1 Registration Statement.

Exhibit 3.2	Amended and Restated Bylaws Incorporated by reference to Exhibit 3.2 to Form S-1 Registration Statement.

Exhibit 3.3	Articles Supplementary for Series B Preferred Stock — Incorporated by reference to Exhibit 3.3 to Form S-1 Registration Statement,

Exhibit 3.4	Articles Supplementary for Series A Preferred Stock — Incorporated by reference to Exhibit 3.4 to Form S-1 Registration Statement.

Exhibit 3.5	Amendment No. 1 to Amended and Restated Bylaws dated as of March 25, 2000 — Incorporated by reference to Exhibit 3.2 to the Company’s report on Form 10-Q for the quarterly period dated March 31, 2000.

Exhibit 10.1	Omega Worldwide, Inc. 1997 Stock Option and Restricted Stock Plan — Incorporated by reference to Exhibit 10.1 to Form S-1 Registration Statement.

Exhibit 10.2	Form of Rights Agreement, dated as of April 1, 1998, between the Company and First Chicago Trust Company of New York — Incorporated by reference to Exhibit 10.6 to Form S-1 Registration Statement.

Exhibit 10.3	Amended and Restated Advisory Agreement dated as of July 21, 1995 between the Company (as successor by assignment from Omega Healthcare) and Principal — Incorporated by reference to Exhibit 10.5 to Form S-1 Registration Statement.

Exhibit 10.4	Indemnification Agreements between the Company and its Directors and Executive Officers — Incorporated by reference to Exhibit 10.7 to Form S-1 Registration Statement.

Exhibit 10.5	Advisory Agreement between Omega Healthcare (Australia) Pty Limited and Principal Healthcare Finance Trust — Incorporated by reference to Exhibit 10.6 to Form 10-K for the fiscal year ended September 30, 1998.

Exhibit 10.6	Form of Loan Agreement dated as of November 20, 1998 among the Company, Fleet Bank, N.A., as Agent, and other financial institutions named therein — Incorporated by reference to Exhibit 10.7 to Form 10-K for the fiscal year ended September 30, 1998.

Exhibit 10.7	Amendment to Loan agreement dated as of November 20, 1998 among the Company, Fleet Bank, N.A. as agent — Incorporated by reference to Exhibit 10.12 to Form 10-K for the fiscal year ended September 30, 1999.

Exhibit 10.8	Amendment #2 to Loan Agreement dated as of January 10, 2000, among the Company, Fleet Bank, N.A. as agent and a bank and Harris Trust and Savings Bank — Incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended March 31, 2000.

Exhibit 10.9	Amendment #3 to Loan Agreement dated as of March 17,2000, among the Company, Fleet Bank, N.A. as agent and a bank and Harris Trust and Savings Bank — Incorporated by reference to Exhibit 10.6 to Form 10-Q for the quarter ended March 31, 2000.

Exhibit 10.10	Amendment #4 to Loan Agreement dated June 29, 2000, among the Company, Fleet Bank, N.A. as agent and a bank and Harris Trust and Savings Bank — Incorporated by reference to Exhibit 10.7 to Form 10-Q for the quarter ended June 30, 2000.

Exhibit 10.11	Transaction documents dated June 19, 1998 — Incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed on July 2, 1998:

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

(f) Deed of Mortgage and Annexure B to Mortgage between Principal Pty and ABN Facilities

(g) Capital Contribution Agreement among Moran Australia, Moran and Principal Pty

(h) NSW Lease between Principal Pty, as lessor, and Moran Australia, as lessee

(i) Lease Guarantee between Moran and Principal Pty

(j) Indemnity Deed

(k) Procurement Agreement among Moran Australia, FAI, Moran, Douglas John Moran, Greta Richmond Moran, Peter Godfrey Moran and Shane Moran

(l) Mortgage of Shares between Moran and Principal Pty

Exhibit 10.12	Transaction documents dated April 16, 1999 with the following exhibits. Incorporated by reference to Exhibit 10.10 to the Company’s report on Form 8-K filed on April 16, 1999.

(a) Form of Transaction Documents

(b) Subscription Deed, Principal Healthcare Finance Unit Trust No. 1

(c) Subscription Deed, Principal Healthcare Finance Unit Trust No. 2

(d) Deed of Loan, PHF No. 1 Pty Limited, AMP Life Limited, Omega Healthcare Worldwide, Inc.

(e) Principal Healthcare Finance Unit Trust No. 1, Term of 2004 Options

(f) Principal Healthcare Finance Unit Trust No. 2, Term of 2004 Options

(g) Advisory Agreement

Exhibit 10.13	Share Acquisition Agreement between Tamaris plc and the Company — Incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed on November 1, 1999.

Exhibit 10.14	Asset Administration deed between Principal Healthcare Finance Pty Limited and Omega (Australia) Pty Limited dated as of November 1, 1999 — Incorporated by reference to Exhibit 10.13 to Form 10-K for the fiscal year ended September 30, 1999.

Exhibit 11	Computation of Per Share Earnings — Filed herewith

Exhibit 12	Statement re: Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends — Filed herewith

Exhibit 21	Subsidiaries of Registrant — Filed herewith

Exhibit 99(a)	Financial Statements of Principal Healthcare Finance Limited — Filed herewith:

— Report of Auditors
— Consolidated Statement of operations for the years ended August 31, 2001, 2000 and 1999
— Consolidated Balance Sheets as of August 31, 2001 and 2000
— Consolidated Statements of Shareholders’ Equity for the years ended August 31, 2001, 2000, and 1999
— Consolidated Statements of Cash Flows for the years ended August 31, 2001, 2000 and 1999
— Notes to Consolidated Financial Statements