Form 10-K/A
period 2001-09-30
OMEGA WORLDWIDE INC
filed 2002-01-28
CIK 1051964

________________________________________________________________________________

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(AMENDMENT NO. 1)

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

Common Stock, $.10 Par Value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     The aggregate market value of the voting stock of the registrant held by non-affiliates was $13,213,701 based on the $1.63 closing price per share for such stock on the NASDAQ National Market on December 31, 2001.

     As of December 31, 2001, there were 12,354,553 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART III
PRINCIPAL SHAREHOLDERS
SIGNATURES
INDEX TO EXHIBITS
EX-10.18 - Employment & Change in Control Agrmnt.
EX-10.19 - Employment & Change in Control Agrmnt.

PART III

Item 11	Executive Compensation	Page 2

Item 12	Security Ownership of Certain Beneficial Owners and Management	Page 5

Item 13	Certain Relationships and Related Transactions	Page 7

Note: The purpose of the Amendment No. 1 is to include information required by items 11, 12, and 13 of Omega Worldwide, Inc. Annual Report on Form 10-K for the year ended September 30, 2001.

PART III

Item 11 — Executive Compensation

      The following table sets forth, for the years ended September 30, 2001, 2000 and 1999, the compensation for services in all capacities to the Company of those persons who were (i) the chief executive officer during the most recent fiscal year, (ii) other executive officers of the Company at September 30, 2001, whose total fiscal year 2001 annual salary and bonus exceeded $100,000 and (iii) other individuals who served as executive officers and met the criteria under clause (ii) during the last fiscal year but who are not serving as executive officers at September 30, 2001.

SUMMARY COMPENSATION TABLE

					Long-Term Compensation

					Awards
				Other	Restricted	Securities	All
				Annual	Stock	Underlying	LTIP	Other
Name and	Fiscal	Salary	Bonus	Compensation	Award(s)	Options/	Payouts	Compensation
Principal Position	Year	($)	($)(5)	($)(1)	($)	SARs(#)	($)	($)

James E. Eden	2001	$0	$0	$159,000	$5,500	0	$0	$0
Chairman of the Board	2000	$0	$0	$25,500	$4,250	1,000	$0	$0
	1999	$0	$0	$13,000	$0	1,000	$0	$0

James P. Flaherty(2)	2001	$422,848	$0	$121,136	$0	75,000	$0	$0
President and Director	2000	$359,316	$180,000	$0	$36,563	35,000	$0	$0
	1999	$339,000	$115,000	$44,347	$0	15,000	$0	$0

Mark D.Gosling(3)	2001	$147,830	$14,448	$0	$0	0	$0	$0
Vice President and	2000	$120,099	$50,238	$0	$4,000	50,000	$0	$0
Treasurer	1999	$28,958	$0	$0	$0	0	$0	$0

Todd P. Robinson(4)	2001	$18,590	$0	$0	$0	160,000	$0	$0
CEO and Director

John Storey(3)	2001	$155,301	$14,448	$0	$0	0	$0	$0
Vice President and	2000	$149,457	$50,238	$0	$4,000	45,000	$0	$0
Secretary	1999	$135,703	$43,904	$0	$0	3,000	$0	$0

(1)	“Other Compensation” comprises of the following: 1) $44,347 representing the allocable portion of the value of restricted stock granted by Omega Healthcare, Inc. to Mr. Flaherty for the fiscal year ending September 30, 1999 and charged to the Company; 2) Director and Chairman fees of $159,000, $25,500, and $13,000 to Mr. Eden during the fiscal years 2001, 2000, and 1999, respectively; 3) Advances to Mr. Flaherty include payments of $20,000 in lieu of SAR grants and $101,136 for an additional pension contribution.

(2)	Mr. Flaherty was appointed President and Director on July 29, 2000. Prior to his appointment he served as Vice President and Chief Operating Officer. As of September 26, 2001, Mr. Flaherty no longer serves as President, but continues to serve as a Director of the Company.

(3)	Mr. Gosling was appointed Vice President and Treasurer, and Mr. Storey was appointed Vice President and Secretary, in April 2001. Mr. Gosling joined the Company in June 1999.

(4)	Mr. Robinson was appointed CEO and Director on July 25, 2001, and resigned effective December 18, 2001.

(5)	Bonus payments for the fiscal year 2000 reflect incentive compensation payments for performance during both the calendar year ending December 31, 1999 and the nine-month fiscal period ending September 30, 2000. The Company changed the timing of incentive payments to correspond to its fiscal year in fiscal 2000. Fiscal year 2001 bonus payments were paid in October 2001.

Options/SAR Grants in Last Fiscal Year

      The following table sets forth certain information concerning options/ SARs granted during fiscal year 2001 to the named executives:

	Individual Grants				Potential Realizable
					Value at Assumed
	Number of	% of Total			Annual Rates of Stock
	Securities	Options/SARs	Exercise		Price Appreciation for		Grant
	Underlying	Granted to	or Base		Option Term		Date
	Options/SAR	Employees in	Price	Expiration			Present
Name	Granted	Fiscal Year	($/Share)	Date(1)	5%($)(2)	10%($)(2)	Value($)(3)

James P. Flaherty	42,105		2.375	11/6/11	162,888	259,373	N/A
	32,895		2.375	11/6/12	133,621	222,902

Total	75,000	26.79%			296,509	482,275

Todd P. Robinson	10,000		1.850	7/17/11	30,135	47,984	N/A
	55,555		1.800	8/27/11	162,888	259,372
	94,445		1.800	8/27/12	290,759	485,033

Total	160,000	57.14%			483,782	792,389

(1)	Incentive stock options expire 10 years from date of grant, while non-qualified options expire 11 years after date of grant, unless the expiration is accelerated pursuant to the terms thereof.

(2)	The assumed annual rates of appreciation of 5% and 10% would result in the price of the Company’s stock increasing at the expiration date of the options, to $3.87 and $6.16, respectively for the November 6, 2000 incentive stock option grants, $3.01, and $4.80, respectively for the July 17, 2001 incentive stock option grants and $2.93 and $4.67, respectively for the August 27, 2001 incentive stock option grants and $4.06 and $6.78, respectively for the November 6, 2000, non-qualified stock option grants, and $3.08 and $5.14, respectively for the August 27, 2001 non-qualified stock options grants.

(3)	The Company does not elect to provide grant date present value as an alternative to disclosing potential realizable value.

Aggregated Option/ SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/ SAR Values

      The following table summarized options and SARs exercised during fiscal year 2001 and presents the value of unexercised options and SARs held by the named executives at year-end.

			Number of Securities		In-the-Money
			Underlying Unexercised		Options/SARs
	Shares		Options/SARs at		at Fiscal
	Acquired	Value	Fiscal Year-End (#)		Year-End($)
	on	Realized	Unexercisable(U)		Unexercisable(U)
Name	Exercise(#)	($)	Exercisable(E)		Exercisable(E)

James P. Flaherty(1)	0	0	61,667	(U)	0	(U)
			63,333	(E)	0	(E)

Mark D. Gosling (2)	0	0	36,000	(U)	0	(U)
			14,000	(E)	0	(E)

John Storey (2)	0	0	35,133	(U)	0	(U)
			12,867	(E)	0	(E)

Todd P. Robinson (3)	0	0	10,000	(U)	0	(U)
			150,000	(E)	0	(E)

(1)	As of September 26, 2001, Mr. Flaherty no longer serves as President.

(2)	Mr. Gosling was appointed Vice President and Treasurer, and Mr. Storey was appointed Vice President and Secretary, in April 2001.

(3)	Mr. Robinson was appointed CEO on July 25, 2001 and resigned effective December 18, 2001.

Employment Contracts, Termination of Employment and Change-In-Control Arrangements

      Under the Company stock option and restricted stock plans if a change in control (as defined in the plan) occurs, all unexpired options will become immediately exercisable and unvested restricted stock grants will vest immediately.

      The Company entered into a three year Employment and Change in Control Agreement with James P. Flaherty dated August 1, 2000. Under the terms of the contract Mr. Flaherty was entitled to an annual salary of $330,000 and a guaranteed annual increase of 3%. The contract provided for supplemental cash compensation of $59,000 in lieu of company provided health and retirement benefits. The contract further provided that the Company would pay to Mr. Flaherty as a termination payment a lump sum amount equal to three times his total compensation (salary, cash bonus and value of restricted stock grants, whether or not vested) for the most recent year, if Mr. Flaherty’s employment was terminated or he was constructively terminated other than for cause within three years after a change in control. The contract provided for an additional payment to compensate Mr. Flaherty for excise taxes imposed upon these payments. As of September 26, 2001, Mr. Flaherty no longer serves as President of the Company.

      The Company’s wholly owned subsidiary Omega (UK) Limited (“OUK”) has an Employment Agreement with Mark D. Gosling dated March 24, 1999, as amended by letter agreements dated October 23, 2000, January 15, 2001 and April 25, 2001. Under the terms of the agreement, Mr. Gosling is entitled to an annual salary of £80,000 which amount is to be reviewed annually. In addition, Mr. Gosling is eligible to receive an annual bonus based on the profitability of OUK. The awarding of such bonus is entirely within the discretion of OUK. At the commencement of his employment, Mr. Gosling received options to acquire 10,000 shares of the Company’s stock at the then current market price of $4.00 per share. Mr. Gosling also receives medical insurance benefits. Either OUK or Mr. Gosling may terminate Mr. Gosling’s employment on one year’s prior notice.

      Mr. Gosling’s employment agreement includes a change in control provision. The change in control provision is triggered by a change in control of OUK and/or the Company and/or Principal Healthcare Finance Limited (“Principal-UK”). If within twelve months following such change in control, and subject to certain other provisions, Mr. Gosling’s employment with OUK is terminated without cause or Mr. Gosling elects to give notice of his intent to terminate his employment agreement, OUK will pay Mr. Gosling the sum of two years salary (at the amount immediately payable prior to termination or notice), twice the average of the bonuses received (if any) in the previous two years and compensation for loss of all contractual or discretionary benefits (subject to deductions for income tax and national insurance contributions). OUK is required to make the payment within twenty-one days of notice of termination. Subject to certain conditions, the Company has guaranteed the obligations of OUK under the employment agreement.

      OUK also has an Employment Agreement with John Storey dated October 31, 1997, as amended by letter agreements dated October 23, 2000, January 15, 2001 and April 25, 2001. Under the terms of the agreement, Mr. Storey is entitled to an annual salary of £75,000 which amount is to be reviewed annually. At the commencement of his employment, Mr. Storey received options to acquire 5,000 shares of the Company’s stock at the then current market price of $4.69 per share. Mr. Storey’s employment agreement is substantially identical to Mr. Gosling’s employment agreement in all other material respects.

Defined Benefit or Actuarial Plan

      For the period from October 1, 2000 through September 30, 2001, the Company had no pension plans.

Item 12 — Security Ownership of Certain Beneficial Owners and Management

PRINCIPAL SHAREHOLDERS

      At December 31, 2001, the Company was aware that the following parties beneficially owned more than 5% of the outstanding shares of Common Stock:

	Number of Shares
	of Common Stock	Percent of
Beneficial Owner	Beneficially Owned	Class

Todd P. Robinson (1)	1,363,342	11.04%
2307 Princess Ann Street
Greensboro, North Carolina 27408

Gotham International Advisors, L.L.C. (2)	1,215,900	9.84%
110 East 42nd Street, 18th Floor
New York, New York 10017

Omega Healthcare Investors, Inc.	1,163,061	9.41%
900 Victors Way, Suite 350
Ann Arbor, Michigan 48108

Essel W. Bailey, Jr. (4)	869,047	7.03%
315 E. Eisenhower Parkway, Suite 212
Ann Arbor, Michigan 48108

The Baupost Group, L.L.C. (3)	654,000	5.29%
44 Brattle Street, 5th Floor
Cambridge, Massachusetts 02138

1)	Based on 13D/ A filed December 28, 2001. Mr. Robinson’s beneficially owned stock includes 160,000 incentive stock options granted to Mr. Robinson following his appointment as CEO and Director on July 25, 2001. Mr. Robinson resigned as CEO and as a Director effective December 18, 2001.

2)	Based on 13D/ A filed December 14, 1998

3)	Based on 13D filed December 31, 2000

4)	Based on Form 4 filed September 6, 2001

      The following table sets forth certain information regarding beneficial ownership of the Company’s Common Stock as of December 31, 2001 (i) by each of the Company’s directors and executive officers and (ii) by all directors and executive officers as a group. Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable.

	Number of Shares
	of Common Stock		Percent of
Beneficial Owner	Beneficially Owned		Class

Essel W. Bailey, Jr	869,047	(1)	7.03%

James Eden	8,421		*

James P. Flaherty	139,977	(2)	1.13%

Thomas F. Franke	286,620	(3)	2.32%

Mark D. Gosling	20,000	(7)	0.16%

Anil K. Gupta	15,600	(4)	0.13%

Harold J. Kloosterman	119,907	(5)	0.97%

Bernard J. Korman	358,213	(6)	2.90%

John Storey	25,633	(8)	0.21%

Directors and executive officers as a group (9 persons)	1,843,418		14.92%

*	Less than 0.10%

      The business address of all the above persons is 900 Victors Way, Suite 345, Ann Arbor, Michigan 48108.

1)	Includes shares owned jointly by Mr. Bailey and his wife, 2,000 shares of restricted stock to vest within sixty days, 528,804 shares held solely in Mrs. Bailey’s name and 5,613 shares held by the Montague Foundation of which he is a director. Mr. Bailey disclaims any beneficial interest in the shares held solely by Mrs. Bailey and those held by the Montague Foundation.

2)	Includes 11,526 shares of unvested restricted stock, 63,333 exercisable stock options and 11,667 stock options vesting within sixty days.

3)	Includes 286,620 shares owned by a family limited liability company (Franke Family LLC) of which Mr. Franke is a member, and 2000 shares of restricted stock to vest within sixty days.

4)	Includes 2,000 shares of restricted stock to vest within sixty days, and 600 exercisable stock options.

5)	Includes shares owned jointly by Mr. Kloosterman, his wife, and 55,044 shares owned directly by his wife, and 2,000 shares of restricted stock to vest within sixty days.

6)	Includes 600 exercisable stock options.

7)	Includes 333 unvested restricted shares, 14,000 exercisable stock options and 5,000 stock options vesting within sixty days.

8)	Includes 333 unvested restricted shares, 13,466 exercisable stock options, 6,667 stock options vesting within sixty days and 4,500 shares purchased by Mr. Storey.

Item 13 — Certain Relationships and Related Transactions

      Pursuant to the provisions of a services agreement between Omega Healthcare and the Company in the years 2000 and 1999, indirect costs incurred by Omega Healthcare, including compensation of shared executive officers and related support personnel, and costs incurred by Omega Healthcare for rent, insurance, telephone, utilities, supplies, maintenance and travel, were allocated to the Company based upon the relationship of assets under the Company’s management to the combined total of those assets and Omega Healthcare’s assets. Assets and costs in the formula were on a one-quarter lag basis. Such allocations were based on estimates and formulas that management believed to be reasonable. In July 2000, the Company and Omega Healthcare negotiated a new arrangement for a quarterly fee of $37,500 which excludes previously provided services, most significantly, those of shared executives. This quarterly fee was amended again in November 2000 to $32,500 per quarter. Incurred expenses for the years ending September 30, 2001, 2000 and 1999 were approximately $132,000, $544,000 and $768,000 respectively.

      The Company has invested approximately $8.1 million in shares and undistributed earnings of Principal-UK as of September 30, 2001. As of that date, Principal owned and leased 231 nursing homes or residential care facilities located in the British Isles. Directors Essel W. Bailey, Jr., Thomas F. Franke, Harold J. Kloosterman, and Bernard J. Korman, have invested in the aggregate, directly or indirectly, approximately $2.2 million in Principal. Pursuant to an Amended and Restated Advisory Agreement, the Company has agreed to provide certain investment management and advisory services to Principal in exchange for a fee.

      Temporary unsecured advances to Principal-UK in the amount’s of $5,697,000, and $10,793,000, are outstanding at September 30, 2001 and 2000, respectively. Commencing March 5, 2001 the interest on temporary advances is at 9.00% on the first £4.3 million of advances (approximately $6.1 million) and 15% on the advances in excess of £4.3 million, with the maximum temporary advance limit of £7.0 million (approximately $10.0 million). Prior to March 5, 2001, interest on the temporary advances was fixed at 9.25%. Included in interest income for the years ended September 30, 2001, 2000, and 1999 is $708,800, $1,484,000, and $1,719,000, respectively, related to advances to Principal-UK.

      The Company has a subordinated loan receivable from Principal-UK in the amount of $23,805,000. Interest on the subordinated loan to Principal-UK for the years ended September 30, 2001, 2000 and 1999, is $3,012,000, $3,144,000, and $3,042,000, respectively. The subordinated debt with Principal-UK matured on June 29, 2001 and the Company is currently in negotiations to extend the maturity date and terms of the subordinated debt. Additionally, since June 29, 2001, the interest rate for the subordinated debt has been 15.93%. Prior to June 29, 2001, the interest rate was at 12.93% from July 1, 2000 to June 29, 2001, and 12.55% from July 1, 1999 to June 30, 2000. Fees from services provided to Principal-UK for the years ended September 30, 2001, 2000 and 1999 are $4,200,000, $5,040,000, and $4,918,000, respectively.

      Fees from services provided to Omega (Australia) Pty Limited for the years ended September 30, 2001, 2000 and the period April 1, 1999 through September 30, 1999 are $1,200,000, $1,013,000 and $405,000, respectively.

      Rent expense, included in direct cost of patient services, related to Idun Health Care Ltd’s leases with Principal-UK is approximately $1,372,000 and $1,447,500 for the years ended September 30, 2001 and 2000 respectively.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMEGA WORLDWIDE, INC

By:	/s/ JAMES E. EDEN

Its: Chairman of the Board

Date: January 28, 2002

INDEX TO EXHIBITS

Exhibit
Number	Description

10.18	Employment and change in control agreement by and between Mark D. Gosling and Omega Worldwide, Inc. date March 24, 1999, as amended — Filed herewith
10.19	Employment and change in control agreement by and between John Storey and Omega Worldwide, Inc. date October 31, 1997, as amended — Filed herewith