Form 10-Q
period 2001-12-31
OMEGA WORLDWIDE INC
filed 2002-02-14
CIK 1051964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 000-23953

OMEGA WORLDWIDE, INC.

(Exact name of Registrant as specified in its charter)

Maryland (State or other jurisdiction) of incorporation or organization)	38-3382537 (IRS Employer Identification No.)

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

Yes ✓  No

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of December 31, 2001

Common Stock, $.10 par value (Class)	12,354,553 (Number of shares)

OMEGA WORLDWIDE, INC.

FORM 10-Q

December 31, 2001

INDEX

		Page No.

PART I	Financial Information
Item 1.	Financial Statements:
	Condensed Consolidated Balance Sheets
	December 31, 2001 (unaudited) and September 30, 2001	2
	Condensed Consolidated Statements of Operations (unaudited) —
	Three-month periods ended December 31, 2001 and 2000	3
	Condensed Consolidated Statements of Cash Flows (unaudited) —
	Three-month periods ended December 31, 2001 and 2000	4
	Notes to Condensed Consolidated Financial Statements
	December 31, 2001 (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	16

PART II	Other Information

Item 1.	Legal Proceedings	18

Item 2.	Change in Securities and Use of Proceeds	18

Item 3.	Defaults upon Senior Securities	18

Item 4.	Submission of Matters to a Vote of Security Holders	18

Item 5.	Other Information	18

Item 6.	Exhibits and Reports on Form 8-K	18

PART 1 — FINANCIAL INFORMATION

Item 1. Financial Statements

OMEGA WORLDWIDE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(In Thousands, Except Par Values)

	December 31,	September 30,
	2001	2001

	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and short-term investments	$4,903	$6,184
Restricted cash	2,174	2,211
Patient receivables	7,476	9,602
Prepaid expenses	2,532	2,577
Other current assets	1,838	1,022

Total Current Assets	18,923	21,596
Plant, property and equipment, net of accumulated depreciation of $2,822 and $2,509, respectively	14,005	13,950
Investments in and advances to Principal Healthcare Finance Limited	36,315	36,689
Investments in Principal Healthcare Finance Trust	6,258	6,523
Rent deposits	3,546	3,670
Other assets	3,653	3,740

	63,777	64,572

Total Assets	$82,700	$86,168

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$2,337	$2,514
Accounts payable and accrued expenses	14,917	16,270
Accrued income taxes	—	82
Deferred income	672	1,027

Total Current Liabilities	17,926	19,893
Long-term debt	1,496	1,587
Other long-term liabilities	177	208

Total Liabilities	19,599	21,688

Shareholders’ Equity:
Preferred Stock $1.00 par value:
Authorized — 10,000 shares
Outstanding 260 Class B shares at liquidation value	2,600	2,600
Common stock $.10 par value
Authorized — 50,000 shares
Outstanding — 12,355 shares at December 31, and September 30, 2001	1,236	1,236
Additional paid-in capital	53,181	53,181
Retained earnings	8,113	7,761
Accumulated other comprehensive loss	(2,029)	(298)

Total Shareholders’ Equity	63,101	64,480

Total Liabilities and Shareholders’ Equity	$82,700	$86,168

See notes to condensed consolidated financial statements.

OMEGA WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

(In Thousands, Except Per Share Amounts)

	Three Months Ended
	December 31,

	2001	2000

Revenues:
Patient services revenue	$37,014	$34,788
Fee income — Principal Healthcare Finance Limited	1,019	1,090
Fee income — Principal Healthcare Finance Trust	335	285
Interest Income:
Principal Healthcare Finance Limited	1,020	967
Short-term investments	167	160

	39,555	37,290
Expenses:
Direct cost of patient services	36,880	35,173
Direct costs of asset management	589	680
Interest expense	72	231
General,administrative and other expenses	628	495
Severance agreement expense	1,602	—
Non-recurring expense	18	—

	39,789	36,579

Earnings (loss) before equity earnings and income taxes	(234)	711
Equity in earnings of Principal Healthcare Finance Limited	473	400
Equity in earnings of Principal Healthcare Finance Trust	113	104
Equity in earnings of Essex Healthcare Corporation	—	26

Operating income	352	1,241
Income tax (provision) benefit	—	(278)

Net earnings	352	963
Net earnings allocated to preferred stock dividends	(52)	(52)

Net earnings available to common shareholders	$300	$911

Earnings per common share, basic	$0.02	$0.07

Earnings per common share, diluted	$0.02	$0.07

Average shares outstanding, basic	12,355	12,341

Average shares outstanding, diluted	12,355	12,341

Total comprehensive income (loss), net of income taxes	$(1,379)	$747

See notes to condensed consolidated financial statements.

OMEGA WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(In Thousands)

	Three Months Ended
	December 31,

	2001	2000

Operating activities:
Net earnings	$352	$963
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Equity in earnings of Principal Healthcare Finance Limited	(473)	(400)
Equity in earnings of Principal Healthcare Finance Trust	(113)	(104)
Equity in earnings of Essex Healthcare Corporation	—	(26)
Straight-line rent adjustment	775	849
Depreciation and amortization	405	349
Payments of Federal and foreign taxes	(868)	(75)
Net change in operating assets and liabilities	(698)	(1,616)
Foreign currency translation	648	—

Net cash provided by (used in) operating activities	28	(60)
Cash flows from financing activities:
Repayment of revolving warehouse facility drawn by subsidiary	(128)	(254)
Repayment of long-term borrowings by subsidiary	(60)	(203)
Repayments of revolving credit facility with bank	—	(2,000)

Net cash used in financing activities	(188)	(2,457)
Cash flows from investing activities:
Acquisition of plant, property and equipment by subsidiaries	(721)	(699)
Decrease (increase) in restricted cash	37	(52)
Repayments from (temporary advances to) Principal Healthcare Finance Limited	(445)	2,036
Proceeds from sale of Essex Healthcare investment	—	325
Proceeds from repayment of note receivable	—	50
Other	8	(14)

Net cash provided by (used in) investing activities	(1,121)	1,646

Decrease in cash and short-term investments	$(1,281)	$(871)

See notes to condensed consolidated financial statements.

OMEGA WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

December 31, 2001

(Dollars in thousands, except for per share amounts)

Note A — Significant Accounting Policies

BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements for the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ending September 30, 2002. For further information, refer to the financial statements and footnotes thereto in the Company’s annual report, Form 10-K for the year ended September 30, 2001.

      The balance sheet at September 30, 2001, has been derived from audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States.

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

      The Company reports the results of those subsidiaries in which it has over 20% ownership, but in which it does not hold a majority interest, using the equity method of accounting, using a one-month lag basis. Investments in public companies over which the Company does not exercise control are recorded at fair market value. Temporary changes in fair market value are charged to accumulated other comprehensive income, while permanent reductions in fair market value are charged to operations.

RESTRICTED CASH

      The Company’s wholly-owned subsidiary, Idun Health Care Limited, (“Idun”) has restricted cash of $1,785 supporting Idun’s debt (See Note F). In addition, the Company has $389 of other restricted cash.

NON-RECURRING EXPENSES

      As previously announced, the Company has been exploring ways to boost shareholder value. The cost of legal advice related to the process and analyzing the previously announced offer by a third party to purchase the Company’s investment in Principal Healthcare Finance Limited (“Principal-UK”) totaled $18 for the three-month period ended December 31, 2001.

SEVERANCE AGREEMENT EXPENSE

      The Company has reached an agreement with certain former employees, including the former president, to pay them severance payments upon their termination of employment under certain terms of their employment agreements, as defined. The total amount of severance agreement expense for the three-month period ending December 31, 2001 is $1,602.

FINANCIAL INSTRUMENTS

      In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137 and SFAS No. 138, which established new accounting and reporting standards for derivative instruments (“FAS 133”). These rules require that all derivative instruments be reported in the consolidated financial statements at fair value. The fair value for all derivative contracts is included in other assets or other liabilities and will be recorded each period in earnings or other comprehensive income, depending on whether the derivative is designated and effective as part of a hedged transaction, and based on the type of hedge transaction. Gains or losses on derivative instruments reported in other comprehensive income must be reclassified as earnings in the period in which earnings are affected by the underlying hedged item, and the ineffective portion of all hedges is recognized in other income (expense) in the statements of earnings in the current period. These new standards may result in additional volatility in reported earnings, other comprehensive income (loss) and accumulated other comprehensive income (loss). These rules became effective for the Company on October 1, 2000 and did not have a significant effect on the Company’s consolidated results of operations or financial position upon adoption.

      The Company is exposed to market risk from changes in foreign currency exchange rates. The Company manages its exposure to these market risks through its operating, financing and investing activities and, when deemed appropriate, through the use of forward foreign exchange contracts.

      The Company has entered into forward foreign exchange contracts in order to manage exposure related to certain investments denominated in British pound sterling and Australian dollars. The Company records changes in fair value of its forward foreign exchange contracts in other income or expense. The Company’s forward foreign exchange contracts are marked-to-market and unrealized gains and losses are included in current period net income (loss) and a component of other income (expense).

TRANSLATION

      Translation of currencies for foreign subsidiary financial information is computed pursuant to the provisions of Financial Accounting Standards Board Statement No. 52, which provides that balance sheet amounts are translated at the period-end exchange rate and income statement amounts are translated at the average-period exchange rate. Gains and losses from foreign currency transactions are included in the determination of net income. To offset the risk of future currency fluctuations on receivables due from foreign subsidiaries and investments, the Company may enter into foreign exchange contracts to sell or buy currencies at specific rates and specific dates. During the three-months ended December 31, 2001, the Company recorded a charge to accumulated other comprehensive loss of $1,731 due to changes in the period-end exchange rates. There are no material amounts of exchange gains or losses included in the results of operations for the three-month periods ended December 31, 2001 and 2000.

      Accumulated other comprehensive income (loss) consists of the net exchange gains and losses resulting from the translation of foreign financial statements and charged directly to the balance sheet as a component of shareholder’s equity.

IMPACT ON RECENTLY ISSUED ACCOUNTING STANDARDS

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards No. 141, Business Combinations (“FAS 141”), and No. 142, Goodwill and Other Intangible Assets (“FAS 142”). FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. FAS 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combination completed after June 30, 2001. FAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. FAS 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their useful lives. Additionally, FAS 142 requires that goodwill included in the carrying value of equity method investments no longer be amortized.

      The Company applied FAS 142 beginning October 1, 2001. The Company will test goodwill for impairment using the two-step process prescribed in FAS 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The Company expects to perform the first of the required impairment tests of goodwill and indefinite lived intangible assets in the second quarter of 2002. Any impairment charge resulting from these transitional impairment tests will be reflected as the cumulative effect of a change in accounting principal in the second quarter of 2002. The Company has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

      In October 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”). FAS 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, however it retains the fundamental provisions of that statement related to the recognition and measurement of the impairment of long-lived assets to be “held and used.” In addition, FAS144 provides more guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset to be disposed of other than by sale (e.g. abandoned) be classified as “held and used” until it is disposed of, and establishes more restrictive criteria to classify an asset as “held for sale.” FAS 144 is effective for year-ends beginning after December 15, 2001, but the Company adopted the FAS 144 effective October 1, 2001 and did not expect a material impact on the consolidated financial statements.

Note B — Principal Healthcare Finance Limited (Principal-UK)

      The Company has a British pound sterling denominated subordinated loan receivable of $21,773 and $22,040 at December 31, 2001 and September 30, 2001, respectively from Principal-UK that was due June 29, 2001 and is now past due. The loan bears interest at a rate of 15.93% (12.93% through June 29, 2001) at December 31, 2001. In addition, temporary unsecured advances to Principal-UK in the amount of $6,051 and $5,697 at December 31, 2001 and September 30, 2001, respectively, with interest at 9.00%. Included in interest income for the three-month periods ended December 31, 2001 and 2000 is $1,020 and $967, respectively, related to the subordinated loan receivable and temporary unsecured advances to Principal-UK. The Company is currently in negotiations with Principal-UK to extend the maturity date and terms of the subordinated loan receivable and the temporary unsecured advances. The Company’s financial statements do not include any adjustments to reflect the possible future effects on the recoverability of the investments in and advances made to Principal-UK of $36,315 at December 31, 2001 that may result from the outcome to the uncertainty of Principal-UK’s ability to continue as a going concern described below. The realization of the subordinated loans to and the Company’s investment in Principal-UK is dependent upon the resolution of this uncertainty.

      The following summarizes selected unaudited financial information of Principal-UK in accordance with accounting principles generally accepted in the United States:

	Three-Month Period Ended

	November 30,	November 30,
	2001	2000
Selected operating results for the period:
Revenues:
Rent income	$13,856	$13,860
Patient service revenue	2,268	2,170
Interest income	49	32
Other income	1,035	1,036

Total revenues	17,208	17,098
Expenses:
Interest expense	(9,032)	(9,185)
Depreciation and amortization	(2,423)	(2,507)
Direct cost of patient services	(1,995)	(2,140)
General and administrative	(1,734)	(1,415)

Total expenses	(15,184)	(15,247)

Income from operations before income taxes	2,024	1,851
Provision for income taxes	(546)	(592)

Net income from operations	1,478	1,259

Average exchange rate ($ per £)	$1.4531	$1.4496

	November 30,	August 31,
	2001	2001
Selected balance sheet information as of:
Investments in real estate subject to triple-net lease, net of depreciation	$362,308	$371,917
Total assets	529,832	532,109
Non-recourse debt borrowings (1)	431,420	440,795
Total liabilities	504,390	507,615
Total stockholders’ equity	25,442	24,494
Exchange rate ($ per £)	1.4276	1.4577

(1)	Substantially all of Principal-UK’s real estate is pledged as collateral for Principal-UK’s debt agreements.

      The functional currency of Principal-UK is the British pound sterling. In accordance with FASB 52, the balance sheet amounts are translated at the period end exchange rate and the income statement amounts are translated at the average exchange rate for the period.

      As of November 30, 2001 and August 31, 2001, Principal-UK has $67,716 and $69,141, respectively, of mortgage, loan and subordinated notes payable past due, including $27,823 and $27,648, respectively, due to the Company. Principal-UK is currently in negotiations with its lenders, including the Company, to extend the maturity dates and the terms of the notes. If Principal-UK is unable to extend the maturity dates and the terms with these lenders, Principal-UK will look to (1) obtain alternative financing from other financial institutions, or (2) the potential sale of certain assets as sources of cash to repay the amounts outstanding under such mortgage, loan and notes payable. This condition raises doubt about Principal-UK’s ability to continue as a going concern. Principal-UK’s financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classifications of assets or the amounts and classifications of liabilities that may result from the outcome to this uncertainty.

      Although Principal-UK continues to maintain its periodic payment requirements under the original terms of the above indebtedness, there can be no assurance that one or all of the affected lenders will not demand payment of such indebtedness immediately. Additionally, there can be no assurance that Principal-UK will be in compliance with its financial debt covenants in future periods since Principal-UK’s future financial performance is subject to various risks and uncertainties, including, but not limited to, the effects of increases in market interest rates from current levels; the risk of potential increases in vacancy rates and the resulting impact on Principal-UK’s revenue; and risks associated with refinancing Principal-UK’s current debt obligations or obtaining new financing under terms as favorable as Principal-UK has experienced in prior periods.

      The effective tax rates are 27% and 32% for the three-month periods ending November 30, 2001 and 2000, respectively. These rates differ from the UK tax rate primarily because the provision for depreciation and amortization is not deductible for tax purposes in the United Kingdom. The Company’s proportionate share of Principal-UK’s earnings for the three-month periods ended November 30, 2001 and 2000 are approximately $493 and $420 respectively. Additionally, the Company has recorded a charge against earnings of approximately $20 for the three-month periods ended November 30, 2001 and 2000, respectively, representing amortization over a ten-year period of the excess of the Company’s investment in Principal-UK over its proportionate share of Principal-UK’s underlying equity.

Note C — Principal Healthcare Finance Trust (“Principal-Australia”)

      The following summarizes selected unaudited financial information of Principal-Australia in accordance with generally accepted accounting principles in the United States:

	Three-Month Period Ended

	November 30,	November 30,
	2001	2000

Selected Operating Results for the period ended:
Revenues:
Rent income	$3,087	$2,914
Interest income	46	155
Other income	11	11

Total revenues	3,144	3,080
Expenses:
Interest expense	(2,064)	(1,947)
Depreciation and amortization	(507)	(490)
Amortization of debt issue costs	(28)	(79)
General and administrative	(310)	(190)

Total expenses	(2,909)	(2,706)

Net income for operations	$235	$374

Average exchange rate ($ per A$)	0.5120	0.6415

	November 30,	August 31,
	2001	2001

Selected Balance Sheet Information as of:
Investments in real estate subject to triple-net lease, net of depreciation	$93,595	$92,508
Total assets	116,942	116,535
Non-recourse debt borrowings	88,658	91,243
Total liabilities	103,628	102,686
Total unit holder’s equity	13,314	13,849
Exchange rate ($ per A$)	0.5180	0.5766

      The functional currency of Principal-Australia is the Australian dollar. In accordance with FASB 52, the balance sheet amounts are translated at the period end exchange rate and the income statement amounts are translated at the average exchange rate for the period.

Note D — Other Investments

      The Company (until December 1, 2000) held approximately 47% of the outstanding common shares of Essex Healthcare Corporation (“Essex”), an Atlanta-based private operator of skilled nursing facilities. Essex’s primary activities are in Ohio. The Company accounted for this investment using the equity method. On December 1, 2000, the Company sold its interest in Essex for $325, which approximated book value. The Company’s proportionate share of Essex’s earnings for the three-months ended November 30, 2000 is $26.

Note E — Earnings Per Share

      Earnings per share are computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share amounts reflect the dilutive effect of stock, (none for the three-month period ended December 31, 2001 and 2000, respectively). The assumed conversion of shares of preferred stock is antidilutive.

Note F — Credit Facilities

      The Company’s outstanding indebtedness consists of the following:

	December 31, 2001	September 30, 2001

(1) Loan due on demand	$1,784	$1,822
(2) Loan due February 2003	504	674
(3) Loan due February 2017	1,545	1,605

	3,833	4,101
Less current maturities	(2,337)	(2,514)

Long-term debt	$1,496	$1,587

(1)	Idun has a loan with a bank that is secured by the business and assets of a nursing home subsidiary and carries an interest rate of 2.5% above the bank’s base lending rate (7.59% and 8.37% interest at December 31 and September 30, 2001, respectively).

(2)	Idun has a loan with a bank that is secured by the business and assets of a nursing home company and carries a floating interest rate of LIBOR plus 2% (6.41% and 7.33% interest at December 31 and September 30, 2001, respectively). The loan is being amortized over its life and requires quarterly payments of approximately $157.

(3)	Idun has a loan with a bank that is secured by the business and assets of a nursing home company and carries a floating interest rate of LIBOR plus 2% (6.41% and 7.33% interest at December 31 and September 30, 2001, respectively). The loan is being amortized over its life and requires quarterly payments of approximately $24.

      The Company guarantees none of the loans of Idun. Substantially all of the Idun’s plant, property and equipment and restricted cash are collateral for the above loans. Cash of $1,785 included in Restricted Cash will be used for partial payment of an as yet undetermined combination of loans listed above.

      The principal payment in each of the five years following December 31, 2001 is set forth below:

2002	$2,337
2003	97
2004	97
2005	97
2006	97
Thereafter	1,108

$3,833

Note G — Related Party Transactions

      The Company, through its subsidiary Idun, leases nursing homes throughout the United Kingdom under operating leases from Principal-UK which expire at various dates through the year 2035. Idun’s rent expense on leases with Principal-UK was approximately $3.5 million and $3.4 million for the three-month period ended December 31, 2001 and 2000, respectively and is included in cost of patient services.

      Future minimum lease expenses accounted for under US GAAP under operating leases from Principal-UK as of December 31, 2001 are as follows:

2002	$17,086
2003	17,055
2004	17,025
2005	16,994
2006	16,250
Thereafter	$268,600

      Pursuant to the provision of a Services Agreement between Omega Healthcare Investors, Inc. (“Omega Healthcare”) and the Company, the Company pays Omega Healthcare a quarterly fee of $38 for the use of common office facilities. The quarterly fee was amended in November 2000 to $33 per quarter. Incurred expenses for the three-month ended December 31, 2001 and 2000 were approximately $33 and $34, respectively.

      Omega Healthcare holds preferred shares in the Company of $2.6 million at December 31, 2001. The preferred shares are entitled to cumulative undeclared dividends of $780 prior to any distribution to common shareholders.

      Fees from services provided to Principal-UK for the three-month periods ended December 31, 2001 and 2000 are $1,019 and $1,090, respectively.

      Fees from services provided to Principal-Australia for the three-month periods ended December 31, 2001 and 2000 are $335 and $285, respectively.

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

      Following is a discussion and analysis of the Company’s consolidated results of operations, financial condition and liquidity and capital resources. The discussion should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying footnotes (Dollars in thousands).

Results of Operations

      The Company generates income from four primary sources: (1) fee income from providing investment advisory and management services; (2) interest income from providing financing to companies in the healthcare and healthcare financing industries; (3) operating nursing homes in the United Kingdom through its wholly-owned subsidiary, Idun Health Care Limited. (“Idun”); and (4) equity in earnings of companies in the healthcare and healthcare financing industries.

      Most of the Company’s operations are in the United Kingdom and they transact business in the British Pound Sterling (“£”). Results are translated to United States dollar (“$”) at an average exchange rate for the period. For the three-month period ending December 31, 2001, the £ relative to the US$ has been approximately the same from the comparable period last year, and has declined approximately 2% since September 30, 2001.

Revenues

      Patient services revenue from the Idun operations was $37.0 million for the quarter ending December 31, 2001 compared with $34.8 million for the quarter ending December 31, 2000. The average occupancy rate for the quarter was 90.9% compared to 89.8% for the comparable period last year. The increase is the result of ongoing efforts by management to improve the occupancy rates of the homes located in England, which have historically had lower occupancy percentages than those in Scotland and Northern Ireland. Idun is committed to its marketing efforts and improving the operations of the homes under management. On an operating basis (patient service revenue less direct cost of patient services), Idun turned a profit under accounting principles generally accepted in the United States (“US GAAP”) of approximately $134 in the quarter, the first time since its acquisition by the Company.

      Fee income from Principal-UK for the quarter ending December 31, 2001 was $1,019 compared with $1,090 for the same period in 2000. The decrease primarily relates to the reduction in assets under management that are defined by UK GAAP. At December 31, 2001 assets under management totaled £282.0 million compared with £312.0 million at December 31, 2000. The terms of the Company’s agreement with Principal-UK calls for a fee equal to 90 basis points multiplied by the value of Principal-UK’s invested assets under management by the Company as computed using UK GAAP. The fee agreement with Principal-UK is scheduled to expire on December 31, 2002. The Company’s underlying asset management and advisory contracts with the Trustees of Principal-UK bonds continue on similar terms to the fee arrangement with Principal-UK until the maturity of the bonds between 2025 and 2029.

      Fee income from Principal-Australia for the quarter ending December 31, 2001 was $335.0 compared with $285.0 for the same period in 2000. The increase primarily relates to the increase in assets under management that are defined by Australian GAAP. At December 31, 2001 assets under management totaled A$246.0 million compared with A$200.0 million at December 31, 2000. The terms of the Company’s agreement with Principal-Australia calls for a fee equal to 90 basis points multiplied by the value of Principal-Australia’s invested assets under management by the Company as computed using Australian GAAP.

      Interest income from Principal-UK for the quarter ending December 31, 2001 was $1,020 compared with $967 for the same period in 2000. Interest income from Principal-UK is earned on £15.0 million of subordinated debt and temporary advances as required by Principal-UK. The subordinated debt with Principal-UK matured on June 29, 2001 and the Company is currently in negotiations to extend the maturity and terms of the subordinated debt. The Company believes that the subordinated debt will be extended or refinanced. Additionally, since June 29, 2001, the interest rate for the subordinated debt has been 15.93% under the terms of the agreement. Prior to June 29, 2001, the interest rate was at 12.93% from July 1, 2000 to June 29, 2001. As a result of the higher interest rate, the subordinated debt earned an additional $168.0 in interest in the three-month period ending December 31, 2001 compared to the same period last year. The increase in interest earned on the subordinated debt was partially offset by the reduction in interest earned from temporary advances which declined $116.0 in the three-month period ending December 31, 2001 compared to the same period last year. Average temporary advance balances were £4.1 million and £7.3 million for the three-month periods ending December 31, 2001 and 2000, respectively. Commencing March 5, 2001, the interest on temporary advances is at 9.00% on the first £4.3 million of advances (approximately $6.1 million) and 15.00% on the advances in excess of £4.3 million, with the maximum temporary advance limit of £7.0 million (approximately $10.0 million). Prior to March 5, 2001, interest on temporary advances was fixed at 9.25%.

Expenses

      Direct cost of patient services is incurred in running the Idun subsidiary’s nursing homes in the United Kingdom. Direct cost of patient services was $36.9 million for the quarter ending December 31, 2001 compared with $35.2 million for the quarter ending December 31, 2000. Minimum wage increases and increased costs of temporary services and overtime have historically pushed costs up faster than government-determined fees. In addition, the long-term nature of the Company’s operating leases for Principal-UK homes with scheduled rent increases, results in significant ($500 and $849 for the three-month periods ending December 31, 2001 and 2000, respectively) non-cash rent expense under US GAAP. The Idun nursing homes were unprofitable under previous management. The Company has made progress during the last twenty-six months as direct cost of patient services as a percentage of patient service revenues declined under US GAAP to 99.6% for the three-month period ending December 31, 2001 compared with 101.1% for the same period in 2000, resulting in Idun recording an operating profit (before interest expense) of $134 under US GAAP during the three-month period ended December 31, 2001.

      Direct costs of asset management declined by $91 from the comparable period last year. The decrease was primarily the result of a decrease in UK payroll costs (decline of $35) and a decline in UK and Australian travel expenses (decline of $44) for the quarter ended December 31, 2001 compared with the comparable period last year.

      General, administrative and other expenses increased $133 from the comparable period last year. The current period increase was attributable to: (1) an increase in legal expense of $103, due to legal expenses incurred in negotiations between the Company and Principal-UK on a possible merger; (2) a loss in value of $75 in the Company’s foreign currency forward contracts; and (3) an increase in Corporate travel expenses of $37. These increased expenses were partially offset by the decline in payroll costs of $59 for the quarter ended December 31, 2001 compared with the comparable period last year.

      Interest expense for the three-month period ending December 31, 2000 was $72 compared with $231 for the same period in 2000. During the three-month period ending December 31, 2000, the Company’s interest expense included the expense from the Company’s bank credit agreement ($2.85 million at December 31, 2000). This bank credit agreement was paid off in June 2001.

      The Company has reached an agreement with certain former employees, including the former president, to pay them severance payments upon their termination of employment under certain terms of their employment agreements, as defined. The total amount of severance agreement expense for the three-month period ending December 31, 2001 is $1,602.

      Non-recurring expenses in the current period are $18. Non-recurring expenses represent costs incurred in pursuing strategic alternatives for the Company.

Other

      Equity in earnings of Principal-UK increased to $473 in the current year quarter from $400 in the prior year quarter. The Company’s ownership percentage in Principal-UK has remained constant at 33.375%. The increase in income for the three-month period is due to an improved performance of Principal-UK resulting from reductions in interest rates and ongoing reductions in operating losses in Principal-UK’s care home operation subsidiaries. These savings have been partly offset by increases in administrative expenses.

      Equity in earnings of Principal-Australia increased to $113 in the current year quarter from $104 in the prior year quarter. The Company’s ownership percentage in Principal-Australian has remained constant at 47%. The increase in income for the three-month period is due to improved performance of Principal-Australia through new investments made during the current quarter which increased the rental income for the period.

      Until December 1, 2000, the Company held approximately 47% of the common shares of Essex, an Atlanta-based private operator of skilled nursing facilities. The Company’s proportionate share of Essex’s income was $26 for the three-month period ending December 31, 2000. In December 2000, the Company sold its interest in Essex for $325, which approximated book value.

      The Company’s effective tax rate on a year-to-date basis varies from the federal statutory rate of 34% due to the benefit of available foreign tax credits on equity in earnings of Principal-UK, which is reported after UK tax expense.

Liquidity and Capital Resources

      The following summarizes the Company’s future contractual cash obligations:

	Payments Due by Period

		Less than			After
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years

Long-term debt(1)	$3,833	$2,337	$194	$194	$1,108
Operating leases(2)	468,337	17,173	35,255	35,290	380,619

Total contractual cash	$472,170	$19,510	$35,449	$35,484	$381,727

(1)	All of the Company’s $3.8 million of outstanding debt at December 31, 2001 is the obligation of Idun. The Company plans to utilize cash flows from operations and restricted cash to make the required debt payments.

(2)	The Company, through its subsidiary Idun, leases nursing homes throughout the United Kingdom under operating leases from Principal-UK which expire at various dates through the year 2035. The terms of these leases are consistent with the terms provided to third parties. Idun plans to utilize cash flow from operations to fund lease payments.

      The Company anticipates the need to invest approximately $1.4 million of additional capital in Idun in order to cover operations and fund required capital improvements this fiscal year. The Company has sufficient cash on hand and expects cash from fees and interest income, net of expenses to be approximately $2.5 million in the current year.

      As of November 30, 2001, Principal-UK has $67.7 million of mortgage, loan and subordinated notes payable past due, including $27.8 million due to the Company and an additional $11.3 million due on that date or by January 31, 2002. Principal-UK is currently in negotiations with its lenders, including the Company, to extend the maturity dates and terms of the notes. If Principal-UK is unable to extend the maturity dates and terms with these lenders, Principal-UK will look to (1) obtain alternative financing from other financial institutions, or (2) the potential sale of certain assets as sources of cash to repay the amounts outstanding under such mortgage, loan and notes payable. Although Principal-UK continues to maintain its periodic payments requirements under the original terms of the above indebtedness, there can be no assurance that one or all of the affected lenders will not demand payment of such indebtedness immediately. This condition raises doubt about Principal-UK’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments to reflect the possible future effects on the recoverability of investment in advances made to Principal-UK of $36.3 million at December 31, 2001 that may result from the outcome to the above uncertainty. The realization of the subordinated loans to and the Company’s investment in Principal-UK is dependent upon the resolution of this uncertainty.

      The Company does not anticipate any changes in the availability or terms of its financing in the near future. In addition, the Company does not anticipate any increase in costs or change in the availability in its insurance coverage.

Impact of Recently Issued Accounting Standards

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards No. 141, Business Combinations (“FAS 141”), and No. 142, Goodwill and Other Intangible Assets (“FAS 142”). FAS 141 requires that the purchase method of accounting be uses for all business combinations initiated after June 30, 2001. FAS 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. FAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. FAS 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their useful lives. Additionally, FAS 142 requires that goodwill included in the carrying value of equity method investments no longer be amortized.

      The Company applied FAS 142 beginning October 1, 2001. The Company will test goodwill for impairment using the two-step process prescribed in FAS 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The Company expects to perform the first of the required impairment tests of goodwill and indefinite lived intangible assets in the second quarter of 2002. Any impairment charge resulting from these transitional impairment tests will be reflected as the cumulative effect of a change in accounting principal in the second quarter of 2002. The company has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

      In October 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”). FAS 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, however it retains the fundamental provisions of that statement related to the recognition and measurement of the impairment of long-lived assets to be “held and used.” In addition, FAS144 provides more guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset to be disposed of other than by sale (e.g. abandoned) be classified as “held and used” until it is disposed of, and establishes more restrictive criteria to classify an asset as “held for sale.” FAS 144 is effective for year-ends beginning after December 15, 2001, but the Company adopted the FAS 144 effective October 1, 2001 and did not expect a material impact on the consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

      The Company is exposed to various market risks. Market risk is the potential loss arising from adverse changes in market interest rates and prices, such as short-term borrowing and foreign currency exchange rates. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. The Company enters into forward foreign currency contracts principally to manage its exposure to currency fluctuations in its investments denominated in foreign currencies, thereby limiting the Company’s risk that would otherwise result from changes in exchange rates. At December 31, 2001, the Company had outstanding a British pound sterling forward currency contract to exchange £20.0 million for $31.8 million to mature on October 15, 2007, and an Australian dollar forward currency contract to exchange A$11.0 million Australian dollars for $6.7 million to mature on July 3, 2003. From time to time, the Company may also obtain forward foreign currency contracts for its foreign currency exposure relative to temporary loans to Principal-UK and Idun, however at December 31, 2001, the Company had no such forward currency contracts. Because of the Company’s foreign exchange contracts, its sensitivity to foreign exchange currency exposure is considered partially mitigated. Most components of the Company’s income are earned in currencies other than the U.S. dollar and are subject to fluctuation.

      Idun’s lease expense is subject to annual inflation adjustments, which would be partially offset by increased equity in earnings of Principal-UK as most of its leases have annual inflation adjustments and Idun leases a number of its facilities from Principal-UK.

      The following table provides information about the Company’s notes payable and the sensitivity to changes in interest rates:

	Principal Amount by Expected Maturity
	Average Interest Rate

	2002	2003	2004	2005	2006	Thereafter	Total

Variable rate amount	$2,337	$97	$97	$97	$97	$1,108	$3,833
Weighted-average interest rate(1)	7.31%	6.41%	6.41%	6.41%	6.41%	6.41%	6.96%

(1)	The weighted average interest rates are based upon the rates in effect as of December 31, 2001. See Note G to the Company’s consolidated financial statements for additional information.

Foreign Currency Exchange Rate Risk

      A significant portion of the Company’s assets are denominated in either British pound sterling (“£”) or the Australian dollar (“A$”). The following summarizes these assets and their carrying amounts at December 31, 2001:

Net operating assets of Idun(£)	$15,629
Investments in Principal-UK(£)	8,491
Loans in Principal-UK(£)	27,823
Other UK assets(£)	2,800
Investments in Principal-Australia(A$)	6,258

Total	$61,001

Interest Rate Risk.

      All of the $3.8 million in debt outstanding at December 31, 2001 fluctuates with LIBOR or a similar benchmark. In addition, the Company’s return on its $1.8 million of cash restricted as collateral to these loans fluctuates with LIBOR. The remaining debt, net of restricted cash on deposit is $2.0 million. At these levels, a 1% increase in the LIBOR rate will result in a net annual increase in expense of $20.0 to the Company.

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

None

      (b) Reports on Form 8-K — none were filed

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

OMEGA WORLDWIDE, INC.
Registrant

By	/s/ MARK D. GOSLING

Mark D. Gosling
Vice President and Treasurer

February 14, 2002