Form 10-Q
period 2002-03-31
OMEGA WORLDWIDE INC
filed 2002-05-15
CIK 1051964

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-23953

Omega Worldwide, Inc.

(Exact name of Registrant as specified in its charter)

Maryland	38-3382537
(State or other jurisdiction) of incorporation or organization)	(IRS Employer Identification No.)

1905 Pauline Boulevard, Suite 1, Ann Arbor, Michigan 48103

(Address of Principal Executive Offices)                (Zip Code)

(734) 222-9640

(Telephone Number, Including Area Code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of May 14, 2002.

(Number of
(Class)	shares)

Common Stock, $.10 par value	12,354,553

OMEGA WORLDWIDE, INC.

FORM 10-Q

March 31, 2002

PART 1

FINANCIAL INFORMATION

Item 1.     Financial statements

OMEGA WORLDWIDE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

	March 31,	September 30,
	2002	2001

	(Unaudited)	(Audited)

	(In thousands, except par values)
ASSETS
Current Assets:
Cash and short-term investments	$3,506	$6,184
Restricted cash	1,783	2,211
Patient receivables	7,777	9,602
Prepaid expenses	2,377	2,577
Current tax benefit receivable	4,200	—
Other current assets	2,609	1,022

Total Current Assets	22,252	21,596
Plant, property and equipment, net of accumulated depreciation of $3,225 and $2,509, respectively	14,362	13,950
Investments in and advances to Principal Healthcare Finance Limited	34,881	36,689
Investments in Principal Healthcare Finance Trust	6,390	6,523
Rent deposits	3,563	3,670
Other assets	3,465	3,740

	62,661	64,572

Total Assets	$84,913	$86,168

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$2,383	$2,514
Accounts payable and accrued expenses	13,964	16,270
Accrued income taxes	—	82
Deferred income	2,287	1,027

Total Current Liabilities	18,634	19,893
Long-term debt	1,446	1,587
Deferred income tax payable	4,200	—
Other long-term liabilities	184	208

Total Liabilities	24,464	21,688

Shareholders’ Equity:
Preferred Stock $1.00 par value:
Authorized — 10,000 shares
Outstanding 260 Class B shares at liquidation value	2,600	2,600
Common stock $.10 par value
Authorized — 50,000 shares
Outstanding — 12,355 shares at March 31, 2002 and September 30, 2001	1,236	1,236
Additional paid-in capital	53,181	53,181
Retained earnings	5,745	7,761
Accumulated other comprehensive loss	(2,313)	(298)

Total Shareholders’ Equity	60,449	64,480

Total Liabilities and Shareholders’ Equity	$84,913	$86,168

See notes to condensed consolidated financial statements.

OMEGA WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2002	2001	2002	2001

	(In Thousands, Except Per Share Amounts)
Revenues:
Patient services revenue	$35,689	$34,527	$72,703	$69,315
Fee income — Principal Healthcare Finance Limited	921	1,053	1,940	2,143
Fee income — Principal Healthcare Finance Trust	338	305	673	590
Interest Income:
Principal Healthcare Finance Limited	988	878	2,008	1,845
Short-term investments	48	149	215	309

	37,984	36,912	77,539	74,202
Expenses:
Direct cost of patient services	36,820	35,669	73,700	70,842
Direct costs of asset management	753	683	1,342	1,363
Interest expense	59	125	131	356
General, administrative and other expenses	1,034	572	1,662	1,067
Severance agreement expense	24	—	1,626	—
Foreign currency exchange loss	740	—	740	—
Non-recurring expense	26	131	44	131

	39,456	37,180	79,245	73,759

Earnings (loss) before equity earnings and income taxes	(1,472)	(268)	(1,706)	443
Equity in earnings of Principal Healthcare Finance Limited	37	604	510	1,004
Equity in earnings of Principal Healthcare Finance Trust	67	62	180	166
Equity in earnings of Essex Healthcare Corporation	—	—	—	26
Recognized impairment on investment in Principal Healthcare Finance Limited	(1,000)	—	(1,000)	—

Operating income (loss)	(2,368)	398	(2,016)	1,639
Income tax (provision) benefit	—	70	—	(208)

Net earnings (loss)	(2,368)	468	(2,016)	1,431
Net earnings allocated to preferred stock dividends	(52)	(52)	(104)	(104)

Net earnings (loss) available to common shareholders	$(2,420)	$416	$(2,120)	$1,327

Earnings (loss) per common share, basic	$(0.19)	$0.04	$(0.17)	$0.11

Earnings (loss) per common share, diluted	$(0.19)	$0.04	$(0.17)	$0.11

Average shares outstanding, basic	12,355	12,341	12,355	12,341

Average shares outstanding, diluted	12,355	12,341	12,355	12,341

Total comprehensive income (loss), net of income taxes	$(2,652)	$565	$(4,031)	$1,312

See notes to condensed consolidated financial statements.

OMEGA WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Six Months Ended
	March 31,

	2002	2001

	(In Thousands)
Operating activities:
Net earnings (loss)	$(2,016)	$1,431
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Equity in earnings of Principal Healthcare Finance Limited	(510)	(1,004)
Equity in earnings of Principal Healthcare Finance Trust	(180)	(166)
Equity in earnings of Essex Healthcare Corporation	—	(26)
Straight-line rent adjustment	1,241	1,709
Depreciation and amortization	835	720
Recognized impairment on investment in Principal Healthcare Finance Limited	1,000	—
Other non-cash charges	328	—
Payments of Federal and foreign taxes	(832)	(390)
Net change in operating assets and liabilities	(1,120)	(1,210)
Foreign currency translation	292	—

Net cash provided by (used in) operating activities	(962)	1,064
Cash flows from financing activities:
Repayment of revolving warehouse facility drawn by subsidiary	(78)	(255)
Repayment of long-term borrowings by subsidiary	(108)	(415)
Repayments of revolving credit facility with bank	—	(3,500)

Cash used in financing activities	(186)	(4,170)
Cash flows from investing activities:
Acquisition of plant, property and equipment by subsidiaries	(1,497)	(1,330)
Decrease in restricted cash	428	588
Repayments from (temporary advances to) Principal Healthcare Finance Limited	(445)	3,130
Proceeds from sale of Essex Healthcare investment	—	325
Dividends from affiliates	—	183
Other	(16)	(122)

Net cash provided by (used in) investing activities	(1,530)	2,774

Decrease in cash and short-term investments	$(2,678)	$(332)

See notes to condensed consolidated financial statements.

OMEGA WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited
March 31, 2002
(Dollars in thousands, except for per share amounts)

Note A — Significant Accounting Policies

     Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements for the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending September 30, 2002. For further information, refer to the financial statements and footnotes thereto in the Company’s annual report, Form 10-K for the year ended September 30, 2001.

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

     Restricted Cash

      The Company’s wholly-owned subsidiary, Idun Health Care Limited (“Idun”), has restricted cash of $1,783 supporting Idun’s debt (See Note F).

     Non-Recurring Expenses

      As previously announced, the Company has been exploring ways to maximize shareholder value. The cost of legal advice related to the process totaled $26 and $131 for the three-month periods ended March 31, 2002 and 2001, respectively and $44 and $131 for the six-month periods ended March 31, 2002 and 2001, respectively.

     Severance Agreement Expense

      The Company has reached an agreement with certain former employees, including the former president, to pay them severance payments upon their termination of employment under certain terms of their employment agreements, as defined. The total amounts of severance agreement expense for the three-month and six-month periods ending March 31, 2002 are $24 and $1,626, respectively.

OMEGA WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Financial Instruments

      In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137 and SFAS No. 138, which established new accounting and reporting standards for derivative instruments. These rules require that all derivative instruments be reported in the consolidated financial statements at fair value. The fair value for all derivative contracts is included in other assets or other liabilities and will be recorded each period in earnings or other comprehensive income, depending on whether the derivative is designated and effective as part of a hedged transaction, and on the type of hedge transaction. Gains or losses on derivative instruments reported in other comprehensive income must be reclassified as earnings in the period in which earnings are affected by the underlying hedged item, and the ineffective portion of all hedges recognized in other income (expense) in the statements of earnings in the current period. These new standards may result in additional volatility in reported earnings, other comprehensive income (loss) and accumulated other comprehensive income (loss). These rules became effective for the Company on October 1, 2000 and did not have a significant effect on the Company’s consolidated results of operations or financial position upon adoption.

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

     Translation

      Translation of currencies for foreign subsidiary financial information is computed pursuant to the provisions of SFAS No. 52, which provides that balance sheet amounts are translated at the period-end exchange rate and income statement amounts are translated at the average-period exchange rate. Gains and losses from foreign currency transactions are included in the determination of net income. To offset the risk of future currency fluctuations on receivables due from foreign subsidiaries and investments, the Company may enter into foreign exchange contracts to sell or buy currencies at specific rates and on specific dates. During the three-month and six-month periods ended March 31, 2002, the Company recorded a charge to accumulated other comprehensive loss of $284 and $2,015, respectively, due to changes in the period-end exchange rates. There are no material amounts of exchange gains or losses included in the results of operations for the three-month and six-month periods ended March 31, 2002 and 2001.

      Accumulated other comprehensive income (loss) consists of the net exchange gains and losses resulting from the translation of foreign financial statements and is charged directly to the balance sheet as a component of shareholder’s equity.

     Impact of Recently Issued Accounting Standards

      In June 2001, the FASB issued SFAS No. 141, Business Combinations (“FAS 141”), and No. 142, Goodwill and Other Intangible Assets (“FAS 142”). FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. FAS 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. FAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. FAS 142 requires that these assets be reviewed for impairment at least

OMEGA WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

annually. Intangible assets with finite lives will continue to be amortized over their useful lives. Additionally, FAS 142 requires that goodwill included in the carrying value of equity method investments no longer be amortized.

      The Company applied FAS 142 beginning October 1, 2001. The Company tested goodwill for impairment using the two-step process prescribed in FAS 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. Based upon the results of its review, the Company has determined there is no goodwill impairment.

      In October 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”). FAS 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, however it retains the fundamental provisions of that statement related to the recognition and measurement of the impairment of long-lived assets to be “held and used.” In addition, FAS 144 provides more guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset to be disposed of other than by sale (e.g. abandoned) be classified as “held and used” until it is disposed of, and establishes more restrictive criteria to classify an asset as “held for sale.” FAS 144 is effective for year-ends beginning after December 15, 2001, but the Company adopted the FAS 144 effective October 1, 2001, with no material impact on the consolidated financial statements.

Note B — Principal Healthcare Finance Limited (Principal-UK)

      The Company has a British Pound Sterling denominated subordinated loan receivable of $21,393 and $22,040 at March 31, 2002 and September 30, 2001, respectively from Principal-UK that was due June 29, 2001 and is now past due. The loan bears interest at a rate of 15.93% (12.93% through June 29, 2001) at March 31, 2002. In addition, the Company has temporary unsecured advances to Principal-UK in the amount of $5,945 and $5,697 outstanding at March 31, 2002 and September 30, 2001, respectively, with interest at 9.00%. Included in interest income for the three-month periods ended March 31, 2002 and 2001 is $988 and $878, respectively, and $2,008 and $1,845 for the six-month periods ended March 31, 2002 and 2001, respectively, related to the subordinated loan receivable and temporary unsecured advances to Principal-UK.

OMEGA WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following summarizes selected unaudited financial information of Principal-UK in accordance with accounting principles generally accepted in the United States:

	Three-Month Period Ended		Six-Month Period Ended

	February 28,	February 28,	February 28,	February 28,
	2002	2001	2002	2001

Selected operating results for the period:
Revenues:
Rent income	$13,563	$13,894	$27,419	$27,754
Patient service revenue	2,244	2,155	4,512	4,325
Interest income	56	32	105	64
Other income	1,037	1,543	2,072	2,579

Total revenues	16,900	17,624	34,108	34,722
Expenses:
Interest expense	(8,708)	(9,022)	(17,740)	(18,207)
Depreciation and amortization	(2,537)	(2,491)	(4,960)	(4,998)
Direct cost of patient services	(1,933)	(2,333)	(3,928)	(4,473)
General and administrative	(3,016)	(1,278)	(4,750)	(2,693)

Total expenses	(16,194)	(15,124)	(31,728)	(30,371)

Income from operations before income taxes	706	2,500	2,730	4,351
Provision for income taxes	(534)	(628)	(1,080)	(1,220)

Net income from operations before cumulative effects of change in accounting principles	$172	$1,872	$1,650	$3,131

Average exchange rate ($ per £)	$1.4225	$1.4558	$1.4392	$1.4569

	February 28,	August 31,
	2002	2001

Selected balance sheet information as of:
Investments in real estate subject to triple-net lease, net of depreciation	$360,017	$371,917
Total assets	521,910	532,109
Non-recourse debt borrowings(1)	430,621	440,795
Total liabilities	496,319	507,615
Total stockholders’ equity	25,591	24,494
Exchange rate ($ per £)	$1.4262	$1.4577

(1)	Substantially all of Principal-UK’s real estate is pledged as collateral for Principal-UK’s debt agreements.

      The functional currency of Principal-UK is the British Pound Sterling. In accordance with FASB 52, the balance sheet amounts are translated at the period end exchange rate and the income statement amounts are translated at the average exchange rate for the period.

      As of February 28, 2002 and August 31, 2001, Principal-UK has $67,268 and $69,141, respectively, of mortgage, loan and subordinated notes payable past due, including $27,338 and $27,648, respectively, due to the Company in respect of subordinated notes and temporary unsecured advances. Principal-UK is currently in negotiations with its lenders, including the Company, to extend the maturity dates and the terms of the

OMEGA WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

various loans and notes. If Principal-UK is unable to extend the maturity dates and the terms with these lenders, Principal-UK will look to (1) obtain alternative financing from other financial institutions, or (2) the potential sale of certain assets as sources of cash to repay the amounts outstanding under such mortgage, loan and notes payable. This condition raises doubt about Principal-UK’s ability to continue as a going concern. Principal-UK’s financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classifications of assets or the amounts and classifications of liabilities that may result from the outcome to this uncertainty.

      Principal-UK continues to maintain its periodic payment requirements under the mortgage and other loans from third-parties, but has not made any interest payments to the Company in respect of the subordinated notes and temporary unsecured advances since January 2002. Additionally, Principal-UK has not made any interest payments since January 2002 to the other third-party holder of its subordinated notes. While Principal-UK has continued to make payments to its lenders under the mortgage and other loans, there can be no assurance that one or all of the affected lenders will not demand payment of such indebtedness immediately. Additionally, there can be no assurance that Principal-UK will be in compliance with its financial debt covenants in future periods since Principal-UK’s future financial performance is subject to various risks and uncertainties, including, but not limited to, the effects of increases in market interest rates from current levels; the risk of potential increases in vacancy rates and the resulting impact on Principal-UK’s revenue; and risks associated with refinancing Principal-UK’s current debt obligations or obtaining new financing under terms as favorable as Principal-UK has experienced in prior periods.

      The Company’s financial statements do not include any adjustments to reflect the possible future effect on the recoverability in respect of the subordinated notes and temporary unsecured advances made to Principal-UK of $27,338 at March 31, 2002, that may result from the outcome to the uncertainty of Principal-UK’s ability to continue as a going concern. The realization of the subordinated notes and temporary unsecured advances to the Company’s investment in Principal-UK is dependent upon the resolution of this uncertainty.

      The Company’s financial statements recognized an impairment in it’s investment in Principal-UK of $1,000 in the current quarter.

      Since January 2002, Principal-UK has not paid fees due to the Company in respect of management services provided to Principal-UK in the amount of $84. At March 31, 2002, the Company is due, but has not received, interest from Principal-UK in respect of subordinated notes and temporary unsecured advances amounting to $1,216. The Company expects to receive these amounts in due course.

      The effective tax rates are 40% and 28% for the six-month periods ending February 28, 2002 and 2001, respectively. These rates differ from the UK tax rate primarily because the provision for depreciation and amortization is not deductible for tax purposes in the United Kingdom. The Company’s proportionate share of Principal-UK’s earnings for the three-month periods ended February 28, 2002 and 2001 are approximately $57 and $624, respectively, and approximately $550 and $1,044 for the six-month periods ending February 28, 2002 and 2001, respectively. Finally, the Company has recorded a charge against earnings of approximately $20 for the three-month periods ended February 28, 2002 and 2001, respectively, and approximately $40 for the six-month periods ending February 28, 2002 and 2001, respectively, representing amortization over a ten-year period of the excess of the Company’s investment in Principal-UK over its proportionate share of Principal-UK’s underlying equity.

OMEGA WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note C — Principal Healthcare Finance Trust (“Principal-Australia”)

      The following summarizes selected unaudited financial information of Principal-Australia in accordance with generally accepted accounting principles in the United States:

	Three-Month Period Ended		Six-Month Period Ended

	February 28,	February 28,	February 28,	February 28,
	2002	2001	2002	2001

Selected Operating Results for the period ended:
Revenues:
Rent income	$3,059	$2,997	$6,146	$5,926
Interest income	30	71	76	210
Other income	10	9	21	19

Total revenues	3,099	3,077	6,243	6,155
Expenses:
Interest expense	(2,070)	(2,037)	(4,134)	(4,037)
Depreciation and amortization	(508)	(502)	(1,015)	(974)
Amortization of debt issue costs	(27)	(75)	(55)	(119)
General and administrative	(352)	(332)	(662)	(624)

Total expenses	(2,957)	(2,946)	(5,866)	(5,754)

Net income for operations	$142	$131	$377	$401

Average exchange rate ($ per A$)	$0.5123	$0.5389	$0.5113	$0.5404

	February 28,	August 31,
	2002	2001

Selected Balance Sheet Information as of:
Investments in real estate subject to triple-net lease, net of depreciation	$92,865	$92,508
Total assets	117,764	116,535
Non-recourse debt borrowings	88,069	91,243
Total liabilities	104,167	102,686
Total unit holder’s equity	13,597	13,849
Exchange rate ($ per A$)	$0.5156	$0.5766

      The functional currency of Principal-Australia is the Australian dollar. In accordance with FASB 52, the balance sheet amounts are translated at the period end exchange rate and the income statement amounts are translated at the average exchange rate for the period.

      The Company’s ownership percentage in Principal-Australia has remained constant at 47% for the three-month and six-month periods ended March 31, 2002 and 2001. In April 2002, the Company sold a 7% interest in Principal-Australia to a third-party for net proceeds of approximately $1.5 million. An additional 500,000 units in Principal-Australia were issued simultaneously, resulting in the Company’s new ownership percentage in Principal-Australia being 38.46%. The Company will realize a gain on its dilution of interest in PHFT of approximately $372 in the next quarter of this fiscal year.

OMEGA WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note D — Other Investments

      The Company (until December 1, 2000) held approximately 47% of the outstanding common shares of Essex Healthcare Corporation (“Essex”), an Atlanta-based private operator of skilled nursing facilities. Essex’s primary activities are in Ohio. The Company accounted for this investment using the equity method. On December 1, 2000, the Company sold its interest in Essex for $325, which approximated book value. The Company recorded its proportionate share of Essex’s earnings of $26 during the first quarter of fiscal year 2001.

Note E — Earnings Per Share

      Earnings per share are computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share amounts reflect the dilutive effect of stock, (none for the three-month and six-month periods ended March 31, 2002 and 2001, respectively). The assumed conversion of shares of preferred stock is antidilutive.

Note F — Credit Facilities

      The Company’s outstanding indebtedness consists of the following:

	March 31, 2002	September 30, 2001

(1)Loan due on demand	$1,783	$1,822
(2)Loan due February 2003	503	674
(3)Loan due February 2017	1,543	1,605

	3,829	4,101
Less current maturities	(2,383)	(2,514)

Long-term debt	$1,446	$1,587

(1)	Idun has a loan with a bank that is secured by the business and assets of a nursing home subsidiary and carries an interest rate of 2.5% above the bank’s base lending rate (6.80% and 8.37% interest at March 31, 2002 and September 30, 2001, respectively).

(2)	Idun has a loan with a bank that is secured by the business and assets of a nursing home company and carries a floating interest rate of LIBOR plus 2% (6.05% and 7.33% interest at March 31, 2002 and September 30, 2001, respectively). The loan is being amortized over its life and requires quarterly payments of approximately $157.

(3)	Idun has a loan with a bank that is secured by the business and assets of a nursing home company and carries a floating interest rate of LIBOR plus 2% (6.05% and 7.33% interest at March 31, 2002 and September 30, 2001, respectively). The loan is being amortized over its life and requires quarterly payments of approximately $24.

      The Company guarantees none of the loans of Idun. Substantially all of the Idun’s plant, property and equipment and restricted cash are collateral for the above loans. Cash of $1,783 included in Restricted Cash will be used for partial payment of an as yet undetermined combination of loans listed above.

OMEGA WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The principal payment in each of the five years following March 31, 2002 is set forth below:

Within one year	$2,383
After one and within two years	97
After two and within three years	97
After three and within four years	97
After four and within five years	97
After five years	1,058

$3,829

Note G — Related Party Transactions

      The Company, through its subsidiary Idun, leases nursing homes throughout the United Kingdom under operating leases from Principal-UK that expire at various dates through the year 2035. Idun’s rent expense on leases with Principal-UK was approximately $3.4 million and $3.5 million for the three-month periods ended March 31, 2002 and 2001, respectively, and approximately $6.9 million for each of the six-month periods ended March 31, 2002 and 2001, respectively. These rent expenses are included in cost of patient services.

      Future minimum lease expenses accounted for under US GAAP under operating leases from Principal-UK as of March 31, 2002 are as follows:

2002	$16,758
2003	16,970
2004	16,932
2005	16,893
2006	16,147
Thereafter	265,438

$349,138

      Pursuant to the provision of a Services Agreement between Omega Healthcare Investors, Inc. (“Omega Healthcare”) and the Company, the Company paid Omega Healthcare a quarterly fee of $38 for the use of common office facilities. The quarterly fee was amended in November 2000 to $33 per quarter and again in January 2002 to $6 per quarter. Incurred expenses for the three-month periods ended March 31, 2002 and 2001 were approximately $6 and $33, respectively, and for the six-month periods ended March 31, 2002 and 2001 were approximately $39 and $67, respectively.

      Omega Healthcare holds preferred shares in the Company of $2.6 million at March 31, 2002. The preferred shares are entitled to cumulative undeclared dividends of $832 prior to any distribution to common shareholders.

      Fees from services provided to Principal-UK for the three-month periods ended March 31, 2002 and 2001 are $921 and $1,053, respectively, and for the six-month periods ended March 31, 2002 and 2001 are $1,940 and $2,143, respectively.

      Fees from services provided to Principal-Australia for the three-month periods ended March 31, 2002 and 2001 are $338 and $305, respectively, and for the six-month periods ended March 31, 2002 and 2001 are $673 and $590, respectively.

Note H — Income Taxes

      During the period ended March 31, 2002, the Company deemed a tax refund (current income tax benefit) and a deferred tax liability (deferred income tax provision) of $4,200 to be recognizable related to the uncollectibility of intercompany balances of consolidated subsidiaries.

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

Results of Operations

      The Company generates income from four primary sources: (1) fee income from providing investment advisory and management services; (2) interest income from providing financing to companies in the healthcare and healthcare financing industries; (3) operating nursing homes in the United Kingdom through its wholly-owned subsidiary, Idun; and (4) equity in earnings of companies in the healthcare and healthcare financing industries.

      Most of the Company’s operations are in the United Kingdom and they transact business in the British Pound Sterling (“£”). Results are translated to United States dollar (“US$”) at an average exchange rate for the period. For the three-month and six-month periods ending March 31, 2002, the £ relative to the US$ has been approximately the same from the comparable period last year, and has declined approximately 2% and 3%, respectively since September 30, 2001.

Revenues

      Patient services revenue from the Idun operations was $35.7 million for the quarter ending March 31, 2002 compared with $34.5 million for the quarter ending March 31, 2001. For the six-month periods ending March 31, 2002 and 2001, patient service revenues were $72.7 and $69.3 million, respectively. The average occupancy rate for the quarter was 90.6% compared to 91.0% for the comparable period last year. The increase in revenue for both the three-month and six-month periods ending March 31, 2002 were the results of growth of available beds under Idun’s management and beds occupied, as well as an increase in the average weekly fee per bed. In addition, the increase is the result of ongoing efforts by management to improve the occupancy rates of the homes located in England, which have historically had lower occupancy percentages than those in Scotland and Northern Ireland. Idun is committed to its marketing efforts and improving the operations of the homes under management.

      Fee income from Principal-UK for the quarter ending March 31, 2002 was $921 compared with $1,053 for the same period in 2001. For the six-month period ending March 31, 2002 fee income from Principal-UK was $1,940 compared to $2,143 for the comparable period last year. The decrease primarily relates to the reduction in assets under management that are defined by UK GAAP. At March 31, 2002 assets under management totaled £283.0 million compared with £307.0 million at March 31, 2001. The terms of the Company’s agreement with Principal-UK calls for a fee equal to 90 basis points multiplied by the value of Principal-UK’s invested assets under management by the Company as computed using UK GAAP. Notice has been served by Principal-UK seeking to terminate the fee agreement on December 31, 2002. The Company’s underlying asset management and advisory contracts with the Trustees of Principal-UK bonds continue on similar terms to the fee arrangement with Principal-UK until after the maturity of the bonds between 2025 and 2029.

      Fee income from Principal-Australia for the quarter ending March 31, 2002 was $338.0 compared with $305.0 for the same period in 2001. For the six-month period ending March 31, 2002 fee income from Principal-Australia was $673.0 compared to $590.0 for the comparable period last year. The increase primarily relates to the increase in assets under management that are defined by Australian GAAP. At March 31, 2002 assets under management totaled A$241.0 million compared with A$204.0 million at March 31, 2001. The terms of the Company’s agreement with Principal-Australia calls for a fee equal to 90 basis points multiplied by the value of Principal-Australia’s invested assets under management by the Company as computed using Australian GAAP.

      Interest income from Principal-UK for the quarter ending March 31, 2002 was $988 compared with $878 for the same period in 2001. For the six-month period ending March 31, 2002 interest income from Principal-UK was $2,008 compared with $1,845 for the comparable period last year. Interest income from Principal-UK is earned on £15.0 million of subordinated debt and temporary advances as required by Principal-UK. The subordinated debt with Principal-UK matured on June 29, 2001 and the Company is currently in negotiations to extend the maturity and terms of the subordinated debt. Additionally, since June 29, 2001, the interest rate for the subordinated debt has been 15.93% under the terms of the agreement. Prior to June 29, 2001, the interest rate was at 12.93% from July 1, 2000 to June 29, 2001. As a result of the higher interest rate, the subordinated debt earned an additional $161.0 and $329.0 in interest in the three-month and six-month periods ending March 31, 2002, respectively, compared to the same period last year. The increase in interest earned on the subordinated debt was partially offset by the reduction in interest earned from temporary advances which declined $78.0 and $194.0 in the three-month and six-month periods ending March 31, 2002 compared to the same period last year. Average temporary advance balances were £4.1 million and £6.2 million for the six-month periods ending March 31, 2002 and 2001, respectively. Commencing March 5, 2001, the interest on temporary advances is at 9.00% on the first £4.3 million of advances (approximately $6.1 million) and 15.00% on the advances in excess of £4.3 million, with the maximum temporary advance limit of £7.0 million (approximately $9.9 million). Prior to March 5, 2001, interest on temporary advances was fixed at 9.25%.

Expenses

      Direct cost of patient services is incurred in running the Idun subsidiary’s nursing homes in the United Kingdom. Direct cost of patient services was $36.8 million for the quarter ending March 31, 2002 compared with $35.7 million for the quarter ending March 31, 2001. For the six-month periods ending March 31, 2002 and 2001, direct cost of patient services were $73.7 million and $70.8 million, respectively. Seasonal increases in utility costs and higher building maintenance and insurance expenses led to higher direct costs in the current quarter. In addition, the long-term nature of the Company’s operating leases for Principal-UK homes with scheduled rent increases, resulted in significant non-cash rent expense under US GAAP ($737 and $855 for the three-month periods ending March 31, 2002 and 2001, respectively, and, $1,237 and $1,704 for the six-month periods ending March 31, 2002 and 2001, respectively). The Company has made progress during the last twenty-nine months as direct cost of patient services as a percentage of patient service revenues declined under US GAAP to 101.4% for the six-month period ending March 31, 2002 compared with 102.2% for the same period in 2001.

      Direct costs of asset management for the six-month period ended March 31, 2002 declined by $21 from the comparable period last year. The decrease was primarily the result of a decrease in UK occupancy costs (decline of $47), a decline in UK and Australian travel expenses (decline of $65) and a decline in all other UK and Australian expenses (decline of $14), offset by an increase in payroll costs ($105) for the six-month period ended March 31, 2002 compared with the comparable period last year.

      General, administrative and other expenses increased $595 for the six-month period ended March 31, 2002 from the comparable period last year. The current period increase was attributable to: (1) an increase in legal expense of $86, due to legal expenses incurred in negotiations between the Company and Principal-UK on a possible merger; (2) an increase in the loss in value of $175 in the Company’s foreign currency forward contracts; (3) additional provision for bad debts of $328; (4) an increase in director fees and director expenses of $80; (5) an increase in Corporate travel expenses of $39 and (6) an increase in depreciation expense of $19. These increased expenses were partially offset by the decline in payroll costs of $130 for the six-month period ended March 31, 2002 compared with the comparable period last year.

      Interest expense for the six-month period ending March 31, 2002 was $131 compared with $356 for the same period in 2001. During the six-month period ending March 31, 2001, the Company’s interest expense included the expense from the Company’s bank credit agreement ($1.35 million at March 31, 2001 and $2.85 million at December 31, 2000). This bank credit agreement was paid off in June 2001.

      The Company has reached an agreement with certain former employees, including the former president, to pay them severance payments upon their termination of employment under certain terms of their employment agreements, as defined. The total amount of severance agreement expense for the three-month and six-month periods ending March 31, 2002 was $24 and $1,626, respectively.

      During the quarter ending March 31, 2002, the Company recognized a foreign currency exchange loss in the quarter of $740 due to the uncollectability of intercompany balances of consolidated subsidiaries. Previously, most of this loss, which resulted from the decline in the British Pound Sterling in relation to the United States dollar, was recorded in accumulated other comprehensive loss in the Company’s balance sheet.

      Non-recurring expenses for the three-month period ended March 31, 2002 and 2001 were $26 and $131, respectively. For the six-month period ending March 31, 2002 and 2001 non-recurring expenses were $44 and $131, respectively. Non-recurring expenses represent costs incurred in pursuing strategic alternatives for the Company.

Other

      Equity in earnings of Principal-UK decreased to $37 in the current year quarter from $604 in the prior year quarter. Equity in earnings of Principal-UK for the six-month period decreased to $510 in the current year from $1,004 the comparable period last year. The Company’s ownership percentage in Principal-UK has remained constant at 33.375%. The decrease in income is due to a non-recurring gain from interest-rate hedge instruments of approximately $593 included in the results of Principal-UK last year and the write-down of certain loan notes receivables and other receivable balances of approximately $1,379 in the current quarter of this fiscal year.

      Equity in earnings of Principal-Australia increased to $67 in the current year quarter from $62 in the prior year quarter. Equity in earnings of Principal-Australia for the six-month period increased to $180 in the current year from $166 in the comparable period last year. The Company’s ownership percentage in Principal-Australian has remained constant at 47% through March 31, 2002. The increase in income for the six-month period is due to improved performance of Principal-Australia through new investments made during the last twelve months which increased the rental income for the period.

      Subsequent to March 31, 2002, the Company sold a 7% interest in Principal-Australia to a third-party for net proceeds of approximately $1.5 million. An additional 500,000 units were issued simultaneously, resulting in the Company’s new ownership percentage in Principal-Australia being 38.46%.

      Until December 1, 2000, the Company held approximately 47% of the common shares of Essex, an Atlanta-based private operator of skilled nursing facilities. The Company’s proportionate share of Essex’s income was $26 for the three-month period ending December 31, 2000. In December 2000, the Company sold its interest in Essex for $325, which approximated book value.

      During the quarter ending March 31, 2002, the Company recognized an impairment on its investment in Principal-UK of $1,000 based upon the Company’s estimate of fair value.

      The Company’s effective tax rate on a year-to-date basis varies from the federal statutory rate of 34% due to the benefit of available foreign tax credits on equity in earnings of Principal-UK, which is reported after UK tax expense. During the period ending March 31, 2002, the Company deemed tax refund of $4.2 million

(current income tax benefit) and a corresponding deferred tax liability (deferred income tax provision) to be recognizable related to the uncollectability of intercompany balances of consolidated subsidiaries.

Liquidity and Capital Resources

      The following summarizes the Company’s future contractual cash obligations:

	Payments Due by Period

		Less than			After
Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	5 Years

Long-term debt(1)	$3,829	$2,383	$194	$194	$1,058
Operating leases(2)	348,685	13,975	28,706	29,027	277,012

Total contractual cash	$352,514	$16,323	$28,900	$29,221	$278,070

(1)	All of the Company’s $3.8 million of outstanding debt at March 31, 2002 is the obligation of Idun. The Company plans to utilize cash flows from Idun’s operations and restricted cash to make the required debt payments.

(2)	The Company, through its subsidiary Idun, leases nursing homes throughout the United Kingdom under operating leases from Principal-UK which expire at various dates through the year 2035. The terms of these leases are consistent with the terms provided to third parties. Idun plans to utilize cash flow from operations to fund lease payments.

      The Company has cash on hand which together with expected future cash flows is sufficient to meet its short-term and long-term obligations. Since January 2002, Principal-UK has not paid fees due to the Company in respect of management services provided to Principal-UK in the amount of $84. At March 31, 2002, the Company is due, but has not received, interest from Principal-UK in respect of subordinated notes and temporary unsecured advances amounting to $1,216. The Company expects to receive these amounts in due course.

      As of February 28, 2002, Principal-UK has $67.3 million of mortgage, loan and subordinated notes payable past due, including $27.3 million due to the Company. Principal-UK is currently in negotiations with its lenders, including the Company, to extend the maturity dates and terms of the notes. If Principal-UK is unable to extend the maturity dates and terms with these lenders, Principal-UK will look to (1) obtain alternative financing from other financial institutions, or (2) the potential sale of certain assets as sources of cash to repay the amounts outstanding under such mortgage, loan and notes payable. Although Principal-UK continues to maintain its periodic payment requirements to its third-party mortgage and other loan providers, there can be no assurance that one or all of the affected lenders will not demand payment of such indebtedness immediately. This condition raises doubt about Principal-UK’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments to reflect the possible future effect on the recoverability in respect of the subordinated notes and temporary unsecured advances made to Principal-UK of $27,338 at March 31, 2002, that may result from the outcome to the uncertainty of Principal-UK’s ability to continue as a going concern. The realization of the subordinated notes and temporary unsecured advances to and the Company’s investment in Principal-UK is dependent upon the resolution of this uncertainty.

      The Company does not anticipate any changes in the availability or terms of its financing in the near future. In addition, the Company does not anticipate any increase in costs or change in the availability of its insurance coverage.

Impact of Recently Issued Accounting Standards

      In June 2001, the FASB issued SFAS No. 141, Business Combinations (“FAS 141”), and No. 142, Goodwill and Other Intangible Assets (“FAS 142”). FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. FAS 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. FAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. FAS 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their useful lives. Additionally, FAS 142 requires that goodwill included in the carrying value of equity method investments no longer be amortized.

      The Company applied FAS 142 beginning October 1, 2001. The Company tested goodwill for impairment using the two-step process prescribed in FAS 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. Based upon the results of its review, the Company has determined there is no goodwill impairment.

      In October 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”). FAS 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, however it retains the fundamental provisions of that statement related to the recognition and measurement of the impairment of long-lived assets to be “held and used.” In addition, FAS 144 provides more guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset to be disposed of other than by sale (e.g. abandoned) be classified as “held and used” until it is disposed of, and establishes more restrictive criteria to classify an asset as “held for sale.” FAS 144 is effective for year-ends beginning after December 15, 2001, but the Company adopted the FAS 144 effective October 1, 2001.

Item 3.     Quantitative and Qualitative Disclosure About Market Risk

      The Company is exposed to various market risks. Market risk is the potential loss arising from adverse changes in market interest rates and prices, such as short-term borrowing and foreign currency exchange rates. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. The Company enters into forward foreign currency contracts principally to manage its exposure to currency fluctuations in its investments denominated in foreign currencies, thereby limiting the Company’s risk that would otherwise result from changes in exchange rates. At March 31, 2002, the Company had outstanding a British pound sterling forward currency contract to exchange £20.0 million for $31.8 million to mature on October 15, 2007, and an Australian dollar forward currency contract to exchange A$11.0 million Australian dollars for $6.7 million to mature on July 3, 2003. From time to time, the Company may also obtain forward foreign currency contracts for its foreign currency exposure relative to temporary loans to Principal-UK and Idun, however at March 31, 2002, the Company had no such forward currency contracts. Because of the Company’s foreign exchange contracts, its sensitivity to foreign exchange currency exposure is considered partially mitigated. Most components of the Company’s income are earned in currencies other than the U.S. dollar and are subject to fluctuation.

      Idun’s lease expense is subject to annual inflation adjustments, which would be partially offset by increased equity in earnings of Principal-UK as most of its leases have annual inflation adjustments and Idun leases a number of its facilities from Principal-UK.

      The following table provides information about the Company’s (through Idun) loans payable and the sensitivity to changes in interest rates:

	Average Interest Rate

	2002	2003	2004	2005	2006	Thereafter	Total

Variable rate amount	$2,383	$97	$97	$97	$97	$1,058	$3,829
Weighted-average interest rate(1)	6.61%	6.05%	6.05%	6.05%	6.05%	6.05%	6.40%

(1)	The weighted average interest rates are based upon the rates in effect as of March 31, 2002. See Note F to the Company’s consolidated financial statements for additional information.

Foreign Currency Exchange Rate Risk

      A significant portion of the Company’s assets are denominated in either British pound sterling (“£”) or the Australian dollar (“A$”). The following summarizes these assets and their carrying amounts at March 31, 2002:

Net operating assets of Idun(£)	$14,992
Investment in and advances to Principal-UK(£)	34,881
Other UK assets(£)	2,413
Investment in Principal-Australia(A$)	6,390

Total	$58,676

Interest Rate Risk.

      All of the $3.8 million in debt outstanding at March 31, 2002 fluctuates with LIBOR or a similar benchmark. In addition, the Company’s return on its $1.8 million of cash restricted as collateral to these loans fluctuates with LIBOR and matches the weighted average interest rate paid on Idun’s loans. The remaining debt, net of restricted cash on deposit is $2.0 million. At these levels, a 1% increase in the LIBOR rate will result in a net annual increase in expense of $20.0 to the Company.

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

      None

Item 3.     Defaults upon Senior Securities

      None

Item 4.     Submission of Matters to a Vote of Security Holders

      None

Item 5.     Other Information

      Essel W. Bailey, Jr. resigned as Director effective March 1, 2002.

      Ronald S. Elder appointed as Chief Executive Officer and Director effective February 13, 2002.

      Thomas F. Franke resigned as Director effective February 13, 2002.

Item 6.     Exhibits and Reports on Form 8-K:

      (a) Exhibit — the following exhibit is filed herewith:

Exhibit	Description

10	Employment Agreement, dated May 1, 2002, between Omega Worldwide, Inc. and Ronald Sharp Elder.

      (b) Reports on Form 8-K:

      The following report on Form 8-K was filed since December 31, 2001:

      Current report on Form 8-K dated April 1, 2002 with the following exhibits:

Exhibit	Description

3	Articles Supplementary Series C Preferred Stock date February 28, 2001.
10	Share Exchange Agreement, dated February 28, 2001, between Omega Worldwide, Inc. and Omega Healthcare Investors, Inc.
17	Letter of resignation of Essel W. Bailey, Jr. dated March 25, 2002.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

OMEGA WORLDWIDE, INC.
Registrant

May 15, 2002

By	/s/ RONALD S. ELDER

Ronald S. Elder
Chief Executive Officer and Director

By	/s/ MARK D. GOSLING

Mark D. Gosling
Vice President and Treasurer

Exhibit Index

Exhibit No.	Description

Exhibit 10	Employment Agreement