Form 10-Q
period 2002-06-30
OMEGA WORLDWIDE INC
filed 2002-08-14
CIK 1051964

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-23953

Omega Worldwide, Inc.

(Exact name of Registrant as specified in its charter)

Maryland	38-3382537
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1905 Pauline Boulevard, Suite 1,	48103
Ann Arbor, Michigan	(Zip Code)
(Address of Principal Executive Offices)

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

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of June 30, 2002

Common Stock, $.10 par value	12,354,553
(Class)	(Number of shares)

INDEX
PART 1 -- FINANCIAL INFORMATION
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIGNATURES
Amendment to the Rights Agreement
Second Amendment to the Rights Agreement
Amendment To Employment Agreement
Amendment to Employment Agreement
Amendment to Employment Agreement
Section 906 Certification

OMEGA WORLDWIDE, INC.

FORM 10-Q

June 30, 2002

PART 1 — FINANCIAL INFORMATION

Item 1.     Financial statements

OMEGA WORLDWIDE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

	June 30,	September 30,
	2002	2001

	(Unaudited)	(Audited)

	(In Thousands,
	Except Par Values)
ASSETS
Current Assets:
Cash and short-term investments	$6,822	$6,184
Restricted cash	—	2,211
Patient receivables	8,558	9,602
Prepaid expenses	2,690	2,577
Current tax benefit receivable	4,200	—
Other current assets	3,391	1,022

Total Current Assets	25,661	21,596
Plant, property and equipment, net of accumulated depreciation of $3,773 and $2,509, respectively	15,404	13,950
Investments in and advances to Principal Healthcare Finance Limited	37,661	36,689
Investments in Principal Healthcare Finance Trust	6,571	6,523
Rent deposits	3,682	3,670
Other assets	953	3,740

	64,271	64,572

Total Assets	$89,932	$86,168

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$236	$2,514
Accounts payable and accrued expenses	15,884	16,270
Accrued income taxes	—	82
Deferred income	2,384	1,027

Total Current Liabilities	18,504	19,893
Long-term debt	2,124	1,587
Deferred income tax payable	4,200	—
Other long-term liabilities	158	208

Total Liabilities	24,986	21,688

Shareholders’ Equity:
Preferred Stock $1.00 par value:
Authorized — 10,000 shares
Outstanding 260 Class C shares at liquidation value	2,600	2,600
Common stock $.10 par value
Authorized — 50,000 shares
Outstanding — 12,355 shares at June 30, 2002 and September 30, 2001	1,236	1,236
Additional paid-in capital	53,181	53,181
Retained earnings	6,967	7,761
Accumulated other comprehensive income (loss)	962	(298)

Total Shareholders’ Equity	64,946	64,480

Total Liabilities and Shareholders’ Equity	$89,932	$86,168

See notes to condensed consolidated financial statements.

OMEGA WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

	Unaudited
	(In Thousands, Except Per Share Amounts)
Revenues:
Patient services revenue	$38,552	$35,463	$111,255	$104,778
Fee income — Principal Healthcare Finance Limited	988	1,056	2,928	3,199
Fee income — Principal Healthcare Finance Trust	336	309	1,009	899
Interest Income:
Principal Healthcare Finance Limited	1,011	876	3,019	2,721
Short-term investments	78	131	293	440
Other income	8	—	8	—

	40,973	37,835	118,512	112,037
Expenses:
Direct cost of patient services	37,857	35,724	111,557	106,566
Direct costs of asset management	914	733	2,256	2,096
Interest expense	51	110	182	466
General, administrative and other expenses	1,452	929	3,114	1,996
Severance agreement expense	—	—	1,626	—
Foreign currency exchange loss	—	316	740	316
Non-recurring expense	586	552	630	683

	40,860	38,364	120,105	112,123

Earnings (loss) before equity earnings and income taxes	113	(529)	(1,593)	(86)
Equity in earnings of Principal Healthcare Finance Limited	473	556	983	1,560
Equity in earnings of Principal Healthcare Finance Trust	213	13	393	179
Equity in earnings of Essex Healthcare Corporation	—	—	—	26
Gain on sale of partial interest in Principal Healthcare Finance Trust	423	—	423	—
Recognized impairment on investment in Principal Healthcare Finance Limited	—	—	(1,000)	—
Recognized impairment on investment in Moran Health Care (UK) Ltd.	—	(2,665)	—	(2,665)

Operating income (loss)	1,222	(2,625)	(794)	(986)
Income tax (provision) benefit	—	1,082	—	874

Net earnings (loss)	1,222	(1,543)	(794)	(112)
Net earnings allocated to preferred stock dividends	(52)	(52)	(156)	(156)

Net earnings (loss) available to common shareholders	$1,170	$(1,595)	$(950)	$(268)

Earnings (loss) per common share, basic	$0.09	$(0.13)	$(0.08)	$(0.02)

Earnings (loss) per common share, diluted	$0.09	$(0.13)	$(0.08)	$(0.02)

Average shares outstanding, basic	12,355	12,341	12,355	12,341

Average shares outstanding, diluted	12,357	12,363	12,355	12,341

Total comprehensive income (loss), net of income taxes	$4,497	$(1,560)	$466	$(248)

See notes to condensed consolidated financial statements.

OMEGA WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	June 30,

	2002	2001

	Unaudited
	(In Thousands)
Operating activities:
Net loss	$(794)	$(112)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in earnings of Principal Healthcare Finance Limited	(983)	(1,560)
Equity in earnings of Principal Healthcare Finance Trust	(394)	(179)
Equity in earnings of Essex Healthcare Corporation	—	(26)
Straight-line rent adjustment	1,994	2,549
Depreciation and amortization	1,351	1,078
Gain on sale of partial interest in Principal Healthcare Finance Trust	(423)	—
Recognized impairment on investment in Principal Healthcare Finance Limited	1,000	—
Recognized impairment on investment in Moran Health Care (UK) Ltd.	—	2,665
Other non-cash charges	328	399
Payments of Federal and foreign taxes	(901)	(560)
Net change in operating assets and liabilities	(2,124)	(2,944)
Foreign currency translation	2,763	—

Net cash provided by operating activities	1,817	1,310
Cash flows from financing activities:
Repayment of revolving warehouse facility drawn by subsidiary	(2,260)	(253)
Proceeds from (repayment of) long-term borrowings by subsidiary	520	(621)
Repayments of revolving credit facility with bank	—	(4,850)

Net cash used in financing activities	(1,740)	(5,724)
Cash flows from investing activities:
Acquisition of plant, property and equipment by subsidiaries	(2,588)	(1,823)
Decrease in restricted cash	2,211	613
Repayments from (temporary advances to) Principal Healthcare Finance Limited	(445)	5,450
Proceed from sale of partial interest in Principal Healthcare Finance Trust	1,502	—
Proceeds from sale of Essex Healthcare investment	—	325
Dividends from affiliates	—	183
Other	(119)	(128)

Net cash provided by investing activities	561	4,620

Increase in cash and short-term investments	$638	$206

See notes to condensed consolidated financial statements.

OMEGA WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited
June 30, 2002
(Dollars in thousands, except for per share amounts)

Note A — Significant Accounting Policies

     Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements for the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending September 30, 2002. For further information, refer to the financial statements and footnotes thereto in the Company’s annual report, Form 10-K for the year ended September 30, 2001.

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

     Non-Recurring Expenses

      As previously announced, the Company has been exploring ways to maximize shareholder value. The cost of legal advice and other settlement costs related to the process totaled $586 and $552 for the three-month periods ended June 30, 2002 and 2001, respectively, and $630 and $683 for the nine-month periods ended June 30, 2002 and 2001, respectively.

     Severance Agreement Expense

      The Company has reached an agreement with certain former employees, including the former president, to pay them severance payments upon their termination of employment under certain terms of their employment agreements, as defined. The total amounts of severance agreement expense for the nine-month period ending June 30, 2002 is $1,626.

     Financial Instruments

      In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as

OMEGA WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

     Translation

      Translation of currencies for foreign subsidiary financial information is computed pursuant to the provisions of SFAS No. 52, “Foreign Currency Translation”, which provides that balance sheet amounts are translated at the period-end exchange rate and income statement amounts are translated at the average-period exchange rate. Gains and losses from foreign currency transactions are included in the determination of net income. To offset the risk of future currency fluctuations on receivables due from foreign subsidiaries and investments, the Company may enter into foreign exchange contracts to sell or buy currencies at specific rates and on specific dates. During the three-month and nine-month periods ended June 30, 2002, the Company recorded a charge to accumulated other comprehensive gains of $3,275 and $1,260, respectively, due to changes in the period-end exchange rates. During the quarter ended June 30, 2001, the Company terminated one of its currency hedges resulting in a net gain of $528 while the underlying receivables and cash, which were no longer hedged, required a write-down of $844 at June 30, 2001. The result is a net foreign currency exchange loss for the three-month and nine-month periods ending June 30, 2001 of $316. There are no material amounts of foreign currency hedge trading gains or losses included in the results of operations for the three-month and nine-month periods ended June 30, 2002 and 2001.

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

      In October 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”). FAS 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, however it retains the fundamental provisions of that statement related to the recognition and measurement of the impairment of long-lived assets to be “held and used.” In addition, FAS 144 provides more guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset to be disposed of other than by sale (e.g. abandoned) be classified as “held and used” until it is disposed of, and establishes more restrictive criteria to classify an asset as “held for sale.” FAS 144 is effective for year-ends beginning after December 15, 2001, but the Company adopted the FAS 144 effective October 1, 2001 with no material impact on the consolidated financial statements.

Note B — Principal Healthcare Finance Limited (Principal-UK)

      The Company has a British Pound Sterling denominated subordinated loan receivable of $22,992 and $22,040 at June 30, 2002 and September 30, 2001, respectively from Principal-UK that was due June 29, 2001 and is now past due. The loan bears interest at a rate of 15.93% (12.93% through June 29, 2001) at June 30, 2002. In addition, the Company has temporary unsecured advances to Principal-UK in the amount of $6,390 and $5,697 outstanding at June 30, 2002 and September 30, 2001, respectively, with interest at 9.00%. Included in interest income for the three-month periods ended June 30, 2002 and 2001 is $1,011 and $876, respectively, and $3,019 and $2,721 for the nine-month periods ended June 30, 2002 and 2001, respectively, related to the subordinated loan receivable and temporary unsecured advances to Principal-UK.

OMEGA WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following summarizes selected unaudited financial information of Principal-UK in accordance with accounting principles generally accepted in the United States:

	Three-Month Period		Nine-Month Period
	Ended		Ended

	May 31,	May 31,	May 31,	May 31,
Selected operating results for the period:	2002	2001	2002	2001

Revenues:
Rent income	$13,824	$13,893	$41,243	$41,648
Patient service revenue	2,400	2,102	6,912	6,427
Interest income	63	32	168	96
Other income	1,019	1,026	3,091	3,606

Total revenues	17,306	17,053	51,414	51,777
Expenses:
Interest expense	(8,884)	(8,854)	(26,624)	(27,061)
Depreciation and amortization	(2,426)	(2,434)	(7,386)	(7,433)
Direct cost of patient services	(2,106)	(2,024)	(6,034)	(6,498)
General and administrative	(1,964)	(1,382)	(6,714)	(4,075)

Total expenses	(15,380)	(14,694)	(46,758)	(45,067)

Income from operations before income taxes	1,926	2,359	4,656	6,710
Provision for income taxes	(533)	(633)	(1,613)	(1,852)

Net income from operations before cumulative effects of change in accounting principles	$1,393	$1,726	$3,043	$4,858

Average exchange rate ($ per £)	$1.4432	$1.4320	$1.4421	$1.4483

	May 31,	August 31,
Selected balance sheet information as of:	2002	2001

Investments in real estate subject to triple-net lease, net of depreciation	$368,548	$371,917
Total assets	546,585	532,109
Non-recourse debt borrowings(1)	416,536	440,795
Total liabilities	518,781	507,615
Total stockholders’ equity	27,804	24,494
Exchange rate ($ per £)	1.4659	1.4577

(1)	Substantially all of Principal-UK’s real estate is pledged as collateral for Principal-UK’s debt agreements.

      The functional currency of Principal-UK is the British pound sterling. In accordance with FASB 52, the balance sheet amounts are translated at the period end exchange rate and the income statement amounts are translated at the average exchange rate for the period.

      As of May 31, 2002 and August 31, 2001, Principal-UK had $79,559 and $69,141, respectively, of mortgage, loan and subordinated notes payable past due, including $28,100 and $27,648, respectively, due to the Company in respect of subordinated notes and temporary unsecured advances. Principal-UK is in negotiations with its lenders to extend the maturity dates and the terms of the various loans and notes. If Principal-UK is unable to extend the maturity dates and the terms with these lenders, Principal-UK will look to (1) obtain alternative financing from other financial institutions, or (2) the potential sale of certain assets as sources of cash to repay the amounts outstanding under such mortgage, loan and notes payable. This condition

OMEGA WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

raises doubt about Principal-UK’s ability to continue as a going concern. Principal-UK’s financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classifications of assets or the amounts and classifications of liabilities that may result from the outcome to this uncertainty.

      Principal-UK continues to maintain its periodic payment requirements under the mortgage and other loans from third-parties, but has not made any interest payments to the Company in respect of the subordinated notes and temporary unsecured advances since January 2002. Additionally, Principal-UK has not made any interest payments since January 2002 to the other third-party holder of its subordinated notes. While Principal-UK has continued to make payments to it’s lenders under the mortgage and other loans, there can be no assurance that one or all of the affected lenders will not demand payment of such indebtedness immediately. Additionally, there can be no assurance that Principal-UK will be in compliance with its financial debt covenants in future periods since Principal-UK’s future financial performance is subject to various risks and uncertainties, including, but not limited to, the effects of increases in market interest rates from current levels; the risk of potential increases in vacancy rates and the resulting impact on Principal-UK’s revenue; and risks associated with refinancing Principal-UK’s current debt obligations or obtaining new financing under terms as favorable as Principal-UK has experienced in prior periods.

      The Company’s financial statements do not include any adjustments to reflect the possible future effects on the recoverability in respect of the subordinated notes and temporary unsecured advances made to Principal-UK of $29,382 at June 30, 2002 that may result from the outcome to the uncertainty of Principal-UK’s ability to continue as a going concern described above. The realization of the subordinated notes and temporary unsecured advances to and the Company’s investment in Principal-UK is dependent upon the resolution of this uncertainty.

      The Company’s financial statements recognized an impairment in it’s investment of Principal-UK of $1,000 during the second quarter of the current fiscal year.

      Since January 2002, Principal-UK has not paid fees due to the Company in respect of management services provided to Principal-UK in the amount of $259. At June 30, 2002, the Company is due, but has not received, interest from Principal-UK in respect of subordinated notes and temporary unsecured advances amounting to $2,188. The Company expects to receive these amount in due course.

      The effective tax rates are 35% and 28% for the nine-month periods ending May 31, 2002 and 2001, respectively. These rates differ from the UK tax rate primarily because the provision for depreciation and amortization is not deductible for tax purposes in the United Kingdom. The Company’s proportionate share of Principal-UK’s earnings for the three-month periods ended May 31, 2002 and 2001 are approximately $494 and $577, respectively, and approximately $1,044 and $1,621 for the nine-month periods ending May 31, 2002 and 2001, respectively. Finally, the Company has recorded a charge against earnings of approximately $21 for the three-month periods ended May 31, 2002 and 2001, respectively, and approximately $61 for the nine-month periods ending May 31, 2002 and 2001, respectively, representing amortization over a ten-year period of the excess of the Company’s investment in Principal-UK over its proportionate share of Principal-UK’s underlying equity.

OMEGA WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note C — Principal Healthcare Finance Trust (“Principal-Australia”)

      The following summarizes selected unaudited financial information of Principal-Australia in accordance with generally accepted accounting principles in the United States:

	May 31,	May 31,	May 31,	May 31,
Selected Operating Results for the period ended:	2002	2001	2002	2001

Revenues:
Rent income	$3,512	$2,931	$9,658	$8,857
Interest income	40	34	116	244
Other income	135	9	156	28

Total revenues	3,687	2,974	9,930	9,129
Expenses:
Interest expense	(2,298)	(1,977)	(6,432)	(6,014)
Depreciation and amortization	(485)	(480)	(1,500)	(1,454)
Amortization of debt issue costs	(29)	(58)	(84)	(177)
General and administrative	(388)	(431)	(1,050)	(1,055)

Total expenses	(3,200)	(2,946)	(9,066)	(8,700)

Net income for operations	$487	$28	$864	$429

Average exchange rate ($ per A$)	$0.5518	$0.5086	$0.5216	$0.5310

	May 31,	August 31,
Selected Balance Sheet Information as of:	2002	2001

Investments in real estate subject to triple-net lease, net of depreciation	$100,767	$92,508
Total assets	130,278	116,535
Non-recourse debt borrowings	96,206	91,243
Total liabilities	113,194	102,686
Total unit holder’s equity	17,084	13,849
Exchange rate ($ per A$)	$0.5644	$0.5766

      The functional currency of Principal-Australia is the Australian dollar. In accordance with FASB 52, the balance sheet amounts are translated at the period end exchange rate and the income statement amounts are translated at the average exchange rate for the period.

      In April 2002, the Company sold a 7% interest in Principal-Australia to a third-party for net proceeds of approximately $1.5 million. An additional 500,000 units in Principal-Australia were issued simultaneously, resulting in the Company’s new ownership percentage in Principal-Australia being reduced to 38.46%. The Company will realize a gain on sale of partial interest in Principal-Australia of approximately $423 in the third quarter of the current fiscal year. The Company’s ownership percentage in Principal-Australia for the three-month and nine-month periods ending June 30, 2001 and for the periods prior to the sale of interest in April 2002 was 47%.

Note D — Other Investments

      The Company (until December 1, 2000) held approximately 47% of the outstanding common shares of Essex Healthcare Corporation (“Essex”), an Atlanta-based private operator of skilled nursing facilities. Essex’s primary activities are in Ohio. The Company accounted for this investment using the equity method.

OMEGA WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On December 1, 2000, the Company sold its interest in Essex for $325, which approximated book value. The Company recorded its proportionate share of Essex’s earnings of $26 during the first quarter of fiscal year 2001.

Note E — Earnings Per Share

      Earnings per share are computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share amounts reflect the dilutive effect of stock options, (two and none for the three-month and nine-month periods ended June 30, 2002 and none for the three-month and nine-month periods ended June 30, 2001, respectively). The assumed conversion of shares of preferred stock is antidilutive.

Note F — Credit Facilities

      The Company’s outstanding indebtedness consists of the following:

	June 30, 2002	September 30, 2001

(1) Loan due May 2012	$1,334	$1,822
(2) Loan due February 2003	—	674
(3) Loan due May 2012	1,026	1,605

	2,360	4,101
Less current maturities	(236)	(2,514)

Long-term debt	$2,124	$1,587

(1)	Idun has a loan with a bank that is secured by the business and assets of a nursing home subsidiary and carries an interest rate of Libor plus 2%. Prior to May 2002, the loan was due on demand and the interest rate on this loan was at 2.5% above the bank’s base lending rate. (6.42% and 8.37% interest at June 30, 2002 and September 30, 2001, respectively). The loan is being amortized over its life and requires quarterly payments of $47.

(2)	Idun’s secured bank loan has been repaid in full. The interest on this loan was at a floating interest rate of LIBOR plus 2% (7.33% interest at September 30, 2001).

(3)	Idun has a loan with a bank that is secured by the business and assets of a nursing home company and carries a floating interest rate of LIBOR plus 2% (6.42% and 7.33% interest at June 30, 2002 and September 30, 2001, respectively). The loan is being amortized over its life and requires quarterly payments of approximately $38.

      The Company guarantees none of the loans of Idun. Substantially all of the Idun’s plant, property and equipment are collateral for its lease obligations and the above loans.

      The principal payment in each of the five years following June 30, 2002 is set forth below:

Within one year	$236
After one and within two years	236
After two and within three years	236
After three and within four years	236
After four and within five years	236
After five years	1,180

$2,360

OMEGA WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note G — Related Party Transactions

      The Company, through its subsidiary Idun, leases nursing homes throughout the United Kingdom under operating leases from Principal-UK that expire at various dates through the year 2035. Idun’s rent expense on leases with Principal-UK was approximately $4.1 million and $3.4 million for the three-month periods ended June 30, 2002 and 2001, respectively, and approximately $11.0 and $10.3 million for each of the nine-month periods ended June 30, 2002 and 2001, respectively. These rent expenses are included in cost of patient services.

      Future minimum lease expenses accounted for under US GAAP under operating leases from Principal-UK as of June 30, 2002 are as follows:

2002	$17,414
2003	17,415
2004	17,415
2005	17,415
2006	16,235
Thereafter	305,213

$391,107

      Pursuant to the provision of a Services Agreement between Omega Healthcare Investors, Inc. (“Omega Healthcare”) and the Company, prior to November 2000 the Company paid Omega Healthcare a quarterly fee of $38 for the use of common office facilities. The quarterly fee was amended in November 2000 to $33 per quarter and again in January 2002 to $6 per quarter. Incurred expenses for the three-month periods ended June 30, 2002 and 2001 were approximately $6 and $33, respectively, and for the nine-month periods ended June 30, 2002 and 2001 were approximately $39 and $67, respectively.

      Omega Healthcare holds preferred shares in the Company of $2.6 million at June 30, 2002. The preferred shares are entitled to cumulative undeclared dividends of $884 prior to any distribution to common shareholders.

      Fees from services provided to Principal-UK for the three-month periods ended June 30, 2002 and 2001 are $988 and $1,056, respectively, and for the nine-month periods ended June 30, 2002 and 2001 are $2,928 and $3,199, respectively.

      Fees from services provided to Principal-Australia for the three-month periods ended June 30, 2002 and 2001 are $336 and $309, respectively, and for the nine-month periods ended June 30, 2002 and 2001 are $1,009 and $899, respectively.

Note H — Income Taxes

      During the period ended March 31, 2002, the Company deemed a tax refund (current income tax benefit) and a deferred tax liability (deferred income tax provision) of $4,200 to be recognizable related to the uncollectability of intercompany balances of consolidated subsidiaries. Subsequent to June 30, 2002, the Company has collected approximately $3,156 of the tax refund due.

Note I — Subsequent Events

      On August 1, 2002, the Company announced that it had entered into a definitive merger agreement with Four Seasons Health Care Limited (“Four Seasons”) and a wholly-owned subsidiary of Four Seasons providing for the acquisition of all of the outstanding shares of common stock of the Company for $3.32 per

OMEGA WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

share. A tender offer by Four Seasons was commenced on August 7, 2002 for all of the outstanding shares of the Company, which tender offer is scheduled to expire September 5, 2002. The merger is currently expected to be completed during the Company’s third quarter of 2002.

      Acceptance of the tender offer by the shareholders of at least a majority of the outstanding shares of common stock of the Company is a condition, among others, to closing the tender offer. Certain large shareholders and the directors and officers of the Company holding approximately 40% of the outstanding shares of common stock of the Company have agreed to tender their shares to Four Seasons or one of its affiliates.

      The transaction also involves, and is condition upon; inter alia, the cash purchase by Four Seasons of at least 90% of the shares of Principal-UK not held by the Company (which is approximately 67% of the outstanding shares of Principal-UK). Persons holding all of the outstanding shares of Principal-UK have entered into binding agreements to sell their interest to Four Seasons or one of its affiliates. Details regarding this transaction are included in the Company’s 14-D9 filing with the Securities and Exchange Commission on August 7, 2002.

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

      Most of the Company’s operations are in the United Kingdom and they transact business in the British Pound Sterling (“£”). Results are translated to United States dollar (“US$”) at an average exchange rate for the period. For the three-month and nine-month periods ending June 30, 2002, the £ relative to the US$ has strengthened approximately 3% and has been approximately the same from the comparable period last year, respectively and has strengthened approximately 3% and 4%, respectively since September 30, 2001.

OMEGA WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenues

      Patient services revenue from the Idun operations was $38,552 for the quarter ending June 30, 2002 compared with $35,463 for the quarter ending June 30, 2001. For the nine-month periods ending June 30, 2002 and 2001, patient service revenues were $111,255 and $104,778, respectively. The average occupancy rate for the quarter was 90.4% compared to 90.0% for the comparable period last year. The increase in revenue for both the three-month and nine-month periods ending June 30, 2002 was the result of growth of approximately 1% in available beds under Idun’s management and approximately 2% growth in beds occupied. In addition, Idun achieved an increase in the average weekly fee per bed of approximately 3%. Idun returned to profitability this quarter under accounting principles generally accepted in the United States (“US GAAP”) with a profit of approximately $695.

      Fee income from Principal-UK for the quarter ending June 30, 2002 was $988 compared with $1,056 for the same period in 2001. For the nine-month period ending June 30, 2002 fee income from Principal-UK was $2,928 compared to $3,199 for the comparable period last year. The decrease primarily relates to the reduction in assets under management that are defined by UK GAAP. At June 30, 2002 assets under management totaled £283.0 million compared with £306.0 million at June 30, 2001. The terms of the Company’s agreement with Principal-UK calls for a fee equal to 90 basis points multiplied by the value of Principal-UK’s invested assets under management by the Company as computed using UK GAAP. Notice has been served by Principal-UK seeking to terminate the fee agreement on December 31, 2002. The Company’s underlying asset management and advisory contracts with the Trustees of Principal-UK bonds continue on similar terms to the fee arrangement with Principal-UK until after the maturity of the bonds between 2025 and 2029.

      Fee income from Principal-Australia for the quarter ending June 30, 2002 was $336 compared with $309 for the same period in 2001. For the nine-month period ending June 30, 2002 fee income from Principal-Australia was $1,009 compared to $899 for the comparable period last year. The increase primarily relates to the increase in assets under management that are defined by Australian GAAP. At June 30, 2002 assets under management totaled A$241 million compared with A$220 million at June 30, 2001. The terms of the Company’s agreement with Principal-Australia calls for a fee equal to 90 basis points multiplied by the value of Principal-Australia’s invested assets under management by the Company as computed using Australian GAAP.

      Interest income from Principal-UK for the quarter ending June 30, 2002 was $1,011 compared with $876 for the same period in 2001. For the nine-month period ending June 30, 2002 interest income from Principal-UK was $3,019 compared with $2,721 for the comparable period last year. Interest income from Principal-UK is earned on £15.0 million of subordinated debt and temporary advances to Principal-UK. The subordinated debt with Principal-UK matured on June 29, 2001. Additionally, since June 29, 2001, the interest rate for the subordinated debt has been 15.93% under the terms of the agreement. Prior to June 29, 2001, the interest rate was at 12.93% from July 1, 2000 to June 29, 2001. As a result of the higher interest rate, the subordinated debt earned an additional $121 and $450 in interest in the three-month and nine-month periods ending June 30, 2002, respectively, compared to the same period last year. The increase in interest earned on the subordinated debt was partially offset by the reduction in interest earned from temporary advances which declined $180 in the nine-month periods ending June 30, 2002 compared to the same period last year. Average temporary advance balances were £4.1 million and £5.8 million for the nine-month periods ending June 30, 2002 and 2001, respectively. Commencing March 5, 2001, the interest on temporary advances is at 9.00% on the first £4.3 million of advances (approximately $6.6 million) and 15.00% on the advances in excess of £4.3 million, with the maximum temporary advance limit of £7.0 million (approximately $10.7 million). Prior to March 5, 2001, interest on temporary advances was fixed at 9.25%.

OMEGA WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Expenses

      Direct cost of patient services is incurred in running the Idun subsidiary’s nursing homes in the United Kingdom. Direct cost of patient services was $37,857 for the quarter ending June 30, 2002 compared with $35,724 for the quarter ending June 30, 2001. For the nine-month periods ending June 30, 2002 and 2001, direct cost of patient services were $111,557 and $106,566, respectively. The long-term nature of the Company’s operating leases for Principal-UK homes with scheduled rent increases, resulted in significant non-cash rent expense under US GAAP ($748 and $840 for the three-month periods ending June 30, 2002 and 2001, respectively, and, $1,985 and $2,544 for the nine-month periods ending June 30, 2002 and 2001, respectively). The Company has made progress during the last twenty-nine months as direct cost of patient services as a percentage of patient service revenues declined under US GAAP to 100.3% for the nine-month period ending June 30, 2002 compared with 101.7% for the same period in 2001.

      Direct costs of asset management for the nine-month period ending June 30, 2002 increased by $160 from the comparable period last year. The increase was primarily the result of an increase in UK and Australian payroll costs of $283, which were offset by decreases in UK occupancy costs (decline of $47), and a decline in UK and Australian travel expenses (decline of $79) for the nine-month period ending June 30, 2002 compared with the comparable period last year.

      General, administrative and other expenses increased $1,118 for the nine-month period ending June 30, 2002 from the comparable period last year. The current years increase is attributable to the loss in value in the Company’s foreign currency forward contracts of $1,167 and the increase in director fees and expenses of $227. These increased expenses were partially offset by the decline in payroll costs of $46, reduced provisions for bad debts of $71 and a reduction in professional services (legal and accounting fees) of $55 for the nine-month period ending June 30, 2002 compared with the comparable period last year.

      Interest expense for the nine-month period ending June 30, 2002 was $182 compared with $466 for the same period in 2001. During the nine-month period ending June 30, 2001, the Company’s interest expense included the expense from the Company’s bank credit agreement. This bank credit agreement was paid off in June 2001. In the current year, Idun used restricted cash to paid off one of its bank loans and had further reductions in other bank loans.

      The Company has reached an agreement with certain former employees, including the former president, to pay them severance payments upon their termination of employment under certain terms of their employment agreements, as defined. The total amount of severance agreement expense for the nine-month periods ending June 30, 2002 was $1,626, respectively.

      During the quarter ending March 31, 2002, the Company recognized a foreign currency exchange loss in the quarter of $740 due to the uncollectability of intercompany balances of consolidated subsidiaries. Previously, most of this loss, which resulted from of the decline in the British Pound Sterling in relation to the United States dollar, was recorded in accumulated other comprehensive loss in the Company’s balance sheet.

      Non-recurring expenses for the three-month period ending June 30, 2002 and 2001 were $586 and $552, respectively. For the nine-month period ending June 30, 2002 and 2001 non-recurring expenses were $630 and $683, respectively. Non-recurring expenses represent the cost of legal advice and settlement costs incurred in pursuing strategic alternatives for the Company.

Other

      Equity in earnings of Principal-UK decreased to $473 in the current year quarter from $556 in the prior year quarter. Equity in earnings of Principal-UK for the nine-month period decreased to $983 in the current year from $1,560 in the comparable period last year. The Company’s ownership percentage in Principal-UK has remained constant at 33.375%. The decrease in income on a year to year basis is due to a non-recurring

OMEGA WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

gain from interest-rate hedge instruments of approximately $593 included in the results of Principal-UK last year and the write-down of certain loan notes receivable and other receivable balances of approximately $1,708 in the current quarter of this fiscal year.

      Equity in earnings of Principal-Australia increased to $213 in the current year quarter from $13 in the prior year quarter. Equity in earnings of Principal-Australia for the nine-month period increased to $393 in the current year from $179 in the comparable period last year. The increase in income for the nine-month period is due to improved performance of Principal-Australia through new investments made during the last twelve months which increased the rental income and a reduction in its operating expenses.

      In April 2002, the Company sold a 7% interest in Principal-Australia to a third-party for net proceeds of approximately $1,500. An additional 500,000 units in Principal-Australia were issued simultaneously, resulting in the Company’s new ownership percentage in Principal-Australia being reduced to 38.46%. The Company realized a gain on sale of partial interest in Principal-Australia of approximately $423 during the three-month period ending June 30, 2002. The Company’s ownership percentage in Principal-Australia for the three-month and nine-month periods ending June 30, 2001, and for the periods prior to the sale of interest in April 2002 was 47%.

      Until December 1, 2000, the Company held approximately 47% of the common shares of Essex, an Atlanta-based private operator of skilled nursing facilities. The Company’s proportionate share of Essex’s income was $26 for the three-month period ending December 31, 2000. In December 2000, the Company sold its interest in Essex for $325, which approximated book value.

      During the quarter ending March 31, 2002, the Company recognized an impairment on its investment in Principal-UK of $1,000 based upon the Company’s estimate of fair value. No further impairment was necessary this quarter.

      The Company’s effective tax rate on a year-to-date basis varies from the federal statutory rate of 34% due to the benefit of available foreign tax credits on equity in earnings of Principal-UK, which is reported after UK tax expense.

Liquidity and Capital Resources

      The following summarizes the Company’s future contractual cash obligations:

	Payments Due by Period

		Less than			After 5
Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	Years

Long-term debt(1)	$2,360	$236	$472	$472	$1,180
Operating leases(2)	359,019	15,088	31,071	27,078	285,782

Total contractual cash	$361,379	$15,324	$31,543	$27,550	$286,962

(1)	All of the Company’s $2.4 million of outstanding debt at June 30, 2002 is the obligation of Idun. The Company plans to utilize cash flows from Idun’s operations to make the required debt payments.

(2)	The Company, through its subsidiary Idun, leases nursing homes throughout the United Kingdom under operating leases from Principal-UK which expire at various dates through the year 2035. The terms of these leases are consistent with the terms provided to third parties. Idun plans to utilize cash flow from operations to fund lease payments.

      The Company has cash on hand which together with expected future cash flows is sufficient to meets it’s short-term and long-term obligations. Since January 2002, Principal-UK has not paid fees due to the Company in respect of management services provided to Principal-UK in the amount of $259. At June 30,

OMEGA WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2002, the Company is due, but has not received, interest from Principal-UK in respect of subordinated notes and temporary unsecured advances amounting to $2,188. The Company expects to receive these amounts in due course.

      As of May 31, 2002, Principal-UK has $68.9 million of mortgage, loan and subordinated notes payable past due, including $28.1 million due to the Company. Principal-UK is currently in negotiations with its lenders to extend the maturity dates and terms of the notes. If Principal-UK is unable to extend the maturity dates and terms with these lenders, Principal-UK will look to (1) obtain alternative financing from other financial institutions, or (2) the potential sale of certain assets as sources of cash to repay the amounts outstanding under such mortgage, loan and notes payable. Although Principal-UK continues to maintain its periodic payment requirements to its third-party mortgage and other loan providers, there can be no assurance that one or all of the affected lenders will not demand payment of such indebtedness immediately. This condition raises doubt about Principal-UK’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments to reflect the possible future effect on the recoverability In respect of the subordinated notes and temporary unsecured advances made to Principal-UK of $29,382 at June 30, 2002, that may result from the outcome to the uncertainty of Principal-UK’s ability to continue as a going concern. The realization of the subordinated notes and temporary unsecured advances to and the Company’s investment in Principal-UK is dependent upon the resolution of this uncertainty.

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

OMEGA WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

      The Company is exposed to various market risks. Market risk is the potential loss arising from adverse changes in market interest rates and prices, such as short-term borrowing and foreign currency exchange rates. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. The Company enters into forward foreign currency contracts principally to manage its exposure to currency fluctuations in its investments denominated in foreign currencies, thereby limiting the Company’s risk that would otherwise result from changes in exchange rates. At June 30, 2002, the Company had outstanding an Australian dollar forward currency contract to exchange A$11.0 million Australian dollars for $6.7 million to mature on July 3, 2003. From time to time, the Company may also obtain forward foreign currency contracts for its foreign currency exposure relative to temporary loans to Principal-UK and Idun, however at June 30, 2002, the Company had no such forward currency contracts. Because of the Company’s foreign exchange contracts, its sensitivity to foreign exchange currency exposure is considered partially mitigated. Most components of the Company’s income are earned in currencies other than the U.S. dollar and are subject to fluctuation.

      Idun’s lease expense is subject to annual inflation adjustments, which would be partially offset by increased equity in earnings of Principal-UK as most of its leases have annual inflation adjustments and Idun leases a number of its facilities from Principal-UK.

      The following table provides information about the Company’s (through Idun) loans payable and the sensitivity to changes in interest rates:

	Principal Amount by Expected Maturity
	Average Interest Rate

	2002	2003	2004	2005	2006	Thereafter	Total

Variable rate amount	$236	$236	$236	$236	$236	$1,180	$2,360
Weighted-average interest rate(1)	6.42%	6.42%	6.42%	6.42%	6.42%	6.42%	6.42%

(1)	The weighted average interest rates are based upon the rates in effect as of June 30, 2002. See Note F to the Company’s consolidated financial statements for additional information.

Foreign Currency Exchange Rate Risk

      A significant portion of the Company’s assets are denominated in either British pound sterling (“£”) or the Australian dollar (“A$”). The following summarizes these assets and their carrying amounts at June 30, 2002:

Net operating assets of Idun (£)	$9,863
Investment in and advances to Principal-UK (£)	36,340
Other UK assets (£)	2,769
Investment in Principal-Australia (A$)	6,571

Total	$55,543

Interest Rate Risk

      All of the $2.4 million in debt outstanding at June 30, 2002 fluctuates with LIBOR. The remaining debt, net of restricted cash on deposit is $2.0 million. At these levels, a 1% increase in the LIBOR rate will result in a net annual increase in expense of $24 to the Company.

OMEGA WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inflation Indices Risk

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

      None

Item 3.     Defaults upon Senior Securities

      None

Item 4.     Submission of Matters to a Vote of Security Holders

      On May 2, 2002, the Company held its Annual Meeting for the election of directors. Ronald S. Elder was reelected as a director of the Company with 7,167,403 votes to reelect and 222,194 votes withheld.

Item 5.     Other Information

      James P. Flaherty term as a Director expired on May 2, 2002.

Item 6.     Exhibits and Reports on Form 8-K:

      (a) Exhibits — the following exhibits are filed herewith:

Exhibit	Description

4.1	Amendment to the Rights Agreement, dated July 17, 2002, between Omega Worldwide, Inc. and First Chicago Trust Company of New York.
4.2	Second Amendment to the Rights Agreement, dated August 1, 2002, between Omega Worldwide, Inc. and EquiServe Trust Company, N.A. (successor to First Chicago Trust Company of New York).
10.1	Amendment to Employment Agreement, dated July 1, 2002, between Omega Worldwide, Inc. and Ronald Sharp Elder.
10.2	Amendment to Employment Agreement, dated May 24, 2002, between Omega (UK) Limited and Mark D. Gosling.
10.3	Amendment to Employment Agreement, dated May 24, 2002, between Omega (UK) Limited and John Storey.
99.1	Section 906 Certification.

      (b) Reports on Form 8-K

      The following report on Form 8-K was filed since June 30, 2002:

Current report on Form 8-K dated August 6, 2002 with the following exhibits:

Merger Agreement between Four Seasons Health Care Limited and the Company, dated August 1, 2002.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

OMEGA WORLDWIDE, INC.
Registrant

By	/s/ RONALD S. ELDER ______________________________________

Ronald S. Elder
Chief Executive Officer and Director

By	/s/ MARK D. GOSLING ______________________________________

Mark D. Gosling
Vice President and Treasurer

August 14, 2002

EXHIBIT INDEX

4.1	Amendment to the Rights Agreement, dated July 17, 2002, between Omega Worldwide, Inc. and First Chicago Trust Company of New York.

4.2	Second Amendment to the Rights Agreement, dated August 1, 2002, between Omega Worldwide, Inc. and Equiserve Trust Company, N.A. (successor to First Chicago Trust Company of New York).

10.1	Amendment to Employment Agreement, dated July 1, 2002, between Omega Worldwide and Ronald Sharp Elder.

10.2	Amendment to Employment Agreement, dated May 24, 2002, between Omega (UK) Limited and Mark D. Gosling.

10.3	Amendment to Employment Agreement, dated May 24, 2002, between Omega (UK) Limited and John Storey.

99.1	Section 906 Certification.